Form 10QSB
MASTER GLAZIERS KARATE INTERNATIONAL INC
filed 1996-05-20
CIK 906249

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     March 31, 1996    Commission File Number   0-23236-NY

                   MASTER GLAZIER'S KARATE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                     22-3234110
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            Piscataway Center
             377 Hoes Lane
            Piscataway, New Jersey                             08854
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:           (908) 354-2349
                                                        --------------------

                   570 North Broad Street, Suite 16, Elizabeth, New Jersey 07208 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No

As of May 15, 1996 there were 5,350,000 shares of $.0001 par value common stock outstanding.

Transitional Small Business Disclosure Format


                              Yes          No   X

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX TO FORM 10-QSB
------------------------------------------------------------------------------



Page

Financial Statements:

  Consolidated Balance Sheet..................................... 1.....2

  Consolidated Statements of Operations.......................... 3

  Consolidated Statements of Stockholders Equity................. 4

  Consolidated Statements of Cash Flows.......................... 5

  Notes to Consolidated Financial Statements..................... 6.....7

  Management's Discussion and Analysis of Financial Condition.... 8

  Liquidity and Capital Resources................................ 9




                          . . . . . . . . . . . . . .

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1996.
[UNAUDITED]
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash and Cash Equivalents                                             $ 1,564,152
  Marketable Securities Available for Sale at Fair Value                    141,000
  Accounts Receivable - Net                                                  53,109
  Inventory                                                                 111,900
  Miscellaneous Receivables                                                  24,665
  Prepaid Expenses                                                           41,636
                                                                        -----------

  Total Current Assets                                                    1,936,462

Property and Equipment:
  Office Equipment                                                          104,658
  Furniture and Fixtures                                                    177,892
  Leasehold Improvements                                                  1,207,534
  Auto and Trucks                                                            50,326
                                                                        -----------

  Total                                                                   1,540,410
  Less: Accumulated Depreciation                                            279,794

  Property and Equipment - Net                                            1,260,616
                                                                        -----------

Other Assets:
  Investment in Limited Partnership                                       1,500,000
  Security Deposits                                                          92,278
  Start-Up Costs                                                             12,508
                                                                        -----------

  Total Other Assets                                                      1,604,786

  Total Assets                                                          $ 4,801,864
                                                                        ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1996.
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable and Accrued Expenses                                 $   215,549
  Deferred Revenue                                                          209,750
                                                                        -----------

  Total Current Liabilities                                                 425,299

Long-Term Liability:
  Deferred Revenue                                                          108,053

  Total Liabilities                                                         533,352

Commitments and Contingencies                                                    --

Stockholders' Equity:
  Common Stock, $.0001 Par Value; 15,000,000 Shares
   Authorized, 5,350,000 Issued and Outstanding                                 535

  Paid-in Capital                                                         7,387,992

  Accumulated [Deficit]                                                  (3,111,015)

  Unrealized Holding Loss on Current Marketable Securities                   (9,000)
                                                                        -----------

  Total Stockholders' Equity                                              4,268,512

  Total Liabilities and Stockholders' Equity                            $ 4,801,864
                                                                        ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                             Three months ended
                                                                   March 31,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------

Sales                                                      $  390,139   $   296,885
                                                           ----------   -----------

Cost and Expenses:
  Cost of Accessories Sold                                     22,718        19,458
  Salaries and Payroll Taxes                                  273,781       216,401
  Rent Expense                                                130,543       108,637
  Other General and Administrative Expenses                   237,594       186,120
                                                           ----------   -----------

  Total Costs and Expenses                                    664,636       530,616
                                                           ----------   -----------

[Loss] from Operations                                       (274,497)     (233,731)
                                                           ----------   -----------

Other Income [Expense]:
  Interest Income                                              26,105        60,267
  Bad Debt Expense                                             (3,445)         (750)
  Dividend Income                                               2,780            --
  Gain on Sale of Securities                                  448,359            --
                                                           ----------   -----------

  Other Income - Net                                          473,799        59,517
                                                           ----------   -----------

  Income [Loss] Before Federal and State Taxes                199,302      (174,214)

Provision for Income Taxes                                         --            --
                                                           ----------   -----------

  Net Income [Loss]                                        $  199,302   $  (174,214)
                                                           ==========   ===========


  Net Income [Loss] Per Share                              $      .04   $      (.03)
                                                           ==========   ===========

  Weighted Average Shares Outstanding                       5,350,000     5,350,000
                                                           ==========   ===========



The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC.  AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
[UNAUDITED]
------------------------------------------------------------------------------


                                                         Unrealized
                                                        Holding Gain
                                                          [Loss] on
                                                        Non-Current  Total
                     Common Stock     Paid-in AccumulatedMarketableStockholders'
                    Shares    Amount   Capital  [Deficit] Securities Equity


Balance-December 31, $9955,350,$00  535  $7,387,99$(3,310,31$)345,507 $4,423,717

Net Income for the Three Months
  Ended March 31, 1996      --        --        --   199,302       --   199,302

Realized Gain on Marketable
  Securities                --        --        --        -- (345,507) (345,507)

Unrealized Holding Loss on
  Marketable Securities     --        --        --        --   (9,000)   (9,000)
                       --------  --------  -------- --------- --------- --------

Balance-March 31, 1996 5,350,000$   535  $7,387,99$(3,111,01$)(9,000) $4,268,512
                     =================  ==================== ======  ==========




The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                             Three months ended
                                                                   March 31,
                                                            1 9 9 6        1 9 9 5
                                                            -------        -------
Operating Activities:
  Net Income [Loss]                                        $  199,302   $  (174,214)
                                                           ----------   -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Depreciation and Amortization                               35,118        24,287
   Bad Debt Expense                                             3,455           750
   Gain on Sale of Securities Available for Sale             (448,359)           --

  Changes in Operating Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                        2,719       (27,676)
     Interest Receivable                                           --       (10,000)
     Startup Costs                                             (9,553)           --
     Inventory                                                (19,785)      (11,922)
     Prepaid Expenses                                          (4,008)      (29,589)
     Miscellaneous Receivable                                  (6,274)       (4,429)

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                    (22,822)      (44,314)
     Deferred Revenue                                          (1,712)        6,225
                                                           ----------   -----------

   Total Adjustments                                         (471,221)      (96,668)
                                                           ----------   -----------

  Net Cash - Operating Activities                            (271,919)     (270,882)
                                                           ----------   -----------

Investing Activities:
  Purchase of Securities Available for Sale                  (426,750)           --
  Purchase of Property and Equipment                         (302,254)      (19,968)
  Investment in Limited Partnership                        (1,500,000)           --
  Proceeds from Sales of Securities Available for Sale      1,337,414            --
                                                           ----------   -----------

  Net Cash  - Investing Activities                           (891,590)      (19,968)
                                                           ----------   -----------

  Net [Decrease] in Cash and Cash Equivalents              (1,163,509)     (290,850)

 Cash and Cash Equivalents - Beginning of Periods           2,727,661     3,653,084
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $1,564,152   $ 3,362,234
                                                           ==========   ===========




The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies

Significant accounting policies of Master Glazier's International, Inc. and subsidiaries are set forth in the Company's Form 10-KSB for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

[2] Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for completed financial statements. In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at March 31, 1996 and the results of their operations and their cash flows for the three month periods ended March 31, 1996 and 1995. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 1995 included in the Master Glazier's Karate International, Inc. Form 10-KSB.

Earnings per share for the three months ended March 31, 1996 were not adjusted for the exercise of options and warrants outstanding since their assumed exercise would be anti-dilutive.

No income tax provision was required for the three months ended March 31, 1996 due to the application of net operating loss carryforwards.

[3] New Karate Centers

In April, 1995, the Company signed a lease for a new Karate School in Hicksville, New York. The term of the lease is for ten years, at an annual rental beginning at $57,000 during the first year, and ending at $77,685 in the final year.

In August 1995, the Company signed a lease for a new Karate School in Ramsey, New Jersey. The term of the lease is for five years, with two additional five year renewal period. The annual rental begins at $68,894 during the first year and ends at $104,208 in the fifteenth year.

[4] Termination of Joint Venture

On June 1, 1995, pursuant to a termination agreement between Master Glazier's Karate International, Inc. ["MGK" or the "Company"], United Leisure Corporation ["ULC"], and Planet Kids Learning Centers, Inc. ["Planet Kids"], the Company terminated its Joint Venture Agreement dated June 24, 1994 with Planet Kids.

In connection with such termination, ULC purchased the 500 shares of Common Stock of Planet Kids owned by MGK for $500,000. In addition, MGK was granted an option to purchase up to 150,000 shares of Common Stock of ULC at any time during the five-year period ending May 31, 2000. Also, pursuant to the termination agreement, ULC purchased, for value plus accrued interest, the $500,000 Note Payable owed MGK by Planet Kids. Finally, MGK will provide consulting services to ULC, as requested by ULC, for the period from June 1, 1995 to May 31, 1996.

In the first quarter of 1996, the Company sold the shares above and those acquired upon the exercise of the aforementioned option resulting in a gain of $448,359.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[5] Limited Partnership

On March 4, 1996, the Company entered into a limited partnership agreement to license ancillary rights to motion pictures. The Company contributed $1,500,000 to the capital of the partnership. The contribution shall be returned to the Company in the event that an additional $1,500,000 in capital is not contributed by additional limited partners within sixty days after the effective date of the agreement. Interest equal to 7% will be paid quarterly on capital contributions to the partnership.

At March 31, 1996, the Limited Partnership had not yet commenced operations.





                           . . . . . . . . . . . . .

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------



For the Three Months Ended March 31, 1996 as Compared to Three Months Ended March 31, 1995

The Company's sales for the three months ended March 31, 1996 were $390,139. The sales include membership and other goods sold at six of the Company's Karate Centers. The seventh location at Ramsey was opened at the end of the quarter ended March 31, 1996 and, therefore, had an insignificant impact on sales. The amount of other goods sold at the Karate Centers amounted to $45,703.

At March 31,1995, the Company had sales of $296,885. The sales resulted primarily from memberships sold at the Karate Centers; $38,614 resulted from the sale of other goods.

The $93,254 increase in sales is primarily attributed to an increase in same store sales and the opening of the sixth location in Hicksvile, Long Island.

The net income [loss] for the three months ended March 31, 1996 and March 31, 1995 was $199,302 and $(174,214), respectively. The increase is attributable to the gain on sales of marketable securities of $448,359.

General and administrative expenses increased by $130,760 for the three month period ended March 31, 1996 compared to March 31, 1995.

The major components of general and administrative expenses for the periods discussed are as follows:

                                    March 31,
                                 1 9 9 6 1 9 9 5

Salaries and Payroll Taxes                   $  273,781  $  216,401
Rent                                            130,543     108,637
Office Expense and Other Expenses               237,594     186,120
                                             ----------  ----------

  Totals                                     $  641,918  $  511,158
  ------                                     ==========  ==========

The increase in salaries and payroll taxes and rent during the three months ended March 31, 1996 is attributable to expenses incurred for the operations of two additional centers.

The Company's other operating expenses have increased due to the opening of two new centers and an intensified advertising campaign.

Liquidity and Capital Resources

Cash and cash equivalents decreased for the three months ended March 31, 1996 by $(1,163,509) and decreased for the three months ended March 31, 1995 by $(290,850). Cash and cash equivalents utilized for operations for the three months ended March 31, 1996 and 1995 was $(271,919) and $(270,882) respectively.

Cash and cash equivalents for investing activities for the three months ended March 31, 1996 and March 31, 1995 was ($891,590) and $(19,968) respectively. The Company entered into a limited partnership agreement to license ancillary rights to motion pictures. The Company contributed $1,500,000 to the capital of the partnership [See Note 5].

SIGNATURE
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1994, the Registrant has duly caused this report on form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.





                                     Master Glazier's Karate International, Inc.



Date:  May 15, 1996                   By: /s/ Mark Glazier
                                          ----------------
                                          Mark Glazier, Chief Financial Officer