Form 10QSB
period 1996-06-30
MASTER GLAZIERS KARATE INTERNATIONAL INC
filed 1996-08-16
CIK 906249

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     June 30, 1996    Commission File Number   0-23236-NY

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

                              Yes   X      No

As of August 15, 1996 there were 5,350,000 shares of $.0001 par value common stock outstanding.

Transitional Small Business Disclosure Format


                              Yes          No   X

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


INDEX TO FORM 10-QSB
- ------------------------------------------------------------------------------





Item 1:  Financial Statements:

  Consolidated Balance Sheet..................................... 1.....2

  Consolidated Statements of Operations.......................... 3

  Consolidated Statements of Stockholders' Equity................ 4

  Consolidated Statements of Cash Flows.......................... 5

  Notes to Consolidated Financial Statements..................... 6.....7

Item 2:Management's Discussion and Analysis of Financial Condition
       and Results of Operations................................. 8

Signature Page................................................... 9


                          . . . . . . . . . . . . . .


Item 1:  Financial Statements

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1996.
[UNAUDITED]
- ------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash and Cash Equivalents                                             $ 1,184,414
  Marketable Securities Available for Sale at Fair Value                    140,250
  Accounts Receivable - Net                                                  76,335
  Inventory                                                                  73,221
  Miscellaneous Receivables                                                  21,545
  Prepaid Expenses                                                           36,897
                                                                        -----------

  Total Current Assets                                                    1,532,662

Property and Equipment:
  Office Equipment                                                          114,803
  Furniture and Fixtures                                                    197,466
  Leasehold Improvements                                                  1,221,012
  Auto and Trucks                                                            50,326
                                                                        -----------

  Total                                                                   1,583,607
  Less: Accumulated Depreciation                                            334,665

  Property and Equipment - Net                                            1,248,942
                                                                        -----------

Other Assets:
  Investment in Limited Partnership                                       1,500,000
  Security Deposits                                                          96,278
  Start-Up Costs                                                             13,323
                                                                        -----------

  Total Other Assets                                                      1,609,601

  Total Assets                                                          $ 4,391,205
                                                                        ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

                                         1


MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1996.
[UNAUDITED]
- ------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable and Accrued Expenses                                 $   185,031
  Deferred Revenue                                                          224,879
                                                                        -----------

  Total Current Liabilities                                                 409,910

Long-Term Liability:
  Deferred Revenue                                                          112,939

  Total Liabilities                                                         522,849

Commitments and Contingencies                                                    --

Stockholders' Equity:
  Common Stock, $.0001 Par Value; 15,000,000 Shares
   Authorized, 5,350,000 Issued and Outstanding                                 535

  Paid-in Capital                                                         7,387,992

  Accumulated [Deficit]                                                  (3,510,421)

  Unrealized Holding Loss on Marketable Securities                           (9,750)
                                                                        -----------

  Total Stockholders' Equity                                              3,868,356

  Total Liabilities and Stockholders' Equity                            $ 4,391,205
                                                                        ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

                                         2


MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
- ------------------------------------------------------------------------------



                                     Six months ended        Three months ended
                                         June 30,                  June 30,
                                         --------                  --------
                                    1 9 9 6     1 9 9 5      1 9 9 6       1 9 9 5
                                    -------     -------      -------       -------

Sales                            $   787,139 $   620,254   $  397,000   $   323,369
                                 ----------- -----------   ----------   -----------

Cost and Expenses:
  Cost of Accessories Sold            63,406      40,878       40,688        21,420
  Salaries and Payroll Taxes         580,585     445,068      306,804       228,667
  Rent Expense                       280,853     213,009      150,310       104,372
  Other General and Administrative
   Expenses                          549,332     438,342      311,738       252,222
                                 ----------- -----------   ----------   -----------

  Total Costs and Expenses         1,474,176   1,137,297      809,540       606,681
                                 ----------- -----------   ----------   -----------

  [Loss] from Operations            (687,037)   (517,043)    (412,540)     (283,312)
                                 ----------- -----------   ----------   -----------

Other Income [Expense]:
  Interest Income                     43,964     118,265       17,859        57,998
  Bad Debt Expense                    (8,170)     (7,435)      (4,725)       (6,685)
  Dividend Income                      2,780          --           --            --
  Gain on Sale of Securities         448,359          --           --            --
                                 ----------- -----------   ----------   -----------

  Other Income - Net                 486,933     110,830       13,134        51,313
                                 ----------- -----------   ----------   -----------

  Net [Loss]                     $  (200,104)$  (406,213)  $ (399,406)  $  (231,999)
                                 =========== ===========   ==========   ===========


  Net [Loss] Per Share           $      (.04)$      (.08)  $     (.08)  $      (.04)
                                 =========== ===========   ==========   ===========

  Weighted Average Shares
   Outstanding                     5,350,000   5,350,000    5,350,000     5,350,000
                                 =========== ===========   ==========   ===========



The Accompanying Notes are an Integral Part of These Financial Statements.

                                         3


MASTER GLAZIER'S KARATE INTERNATIONAL, INC.  AND SUBSIDIARIES
- ------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
[UNAUDITED]
- ------------------------------------------------------------------------------




                                                               Unrealized
                                                                 Holding
                                                                 Loss on    Total
                            Common Stock     Paid-in AccumulatedMarketableStockholders'
                          Shares    Amount   Capital  [Deficit] Securities Equity

  Balance - December 31, $9955,350,$00  535  $7,387,99$(3,310,317)345,507 $4,423,717

Realized Gain on Marketable
  Securities                   --        --        --        -- (345,507) (345,507)

Unrealized Holding Loss on
  Marketable Securities        --        --        --        --   (9,750)   (9,750)

Net [Loss] for the Six Months
  Ended June 30, 1996          --        --        --  (200,104)      --  (200,104)
                         --------  --------  -------- --------- --------  --------

  Balance - June 30, 19965,350,000 $    535  $7,387,99$(3,510,42$)(9,750) $3,868,356
                         ========= ========  ==================== ======  ==========




The Accompanying Notes are an Integral Part of These Financial Statements.

                                         4


MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
- ------------------------------------------------------------------------------


                                                              Six months ended
                                                                   June 30,
                                                            1 9 9 6        1 9 9 5

                                                            -------        -------
Operating Activities:
  Net [Loss]                                               $ (200,104)  $  (406,213)
                                                           ----------   -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Depreciation and Amortization                               89,984        49,421
   Bad Debt Expense                                             8,170         7,435
   Gain on Sale of Securities Available for Sale             (448,359)           --

  Changes in Operating Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                      (25,222)      (12,462)
     Interest Receivable                                           --       (20,000)
     Startup Costs                                            (10,368)       (8,175)
     Inventory                                                 18,894       (16,731)
     Prepaid Expenses                                             731       (17,701)
     Security Deposits                                         (4,000)       (6,375)
     Miscellaneous Receivable                                  (3,154)       (9,806)

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                    (53,340)        1,752
     Deferred Revenue                                          18,303         3,428
                                                           ----------   -----------

   Total Adjustments                                         (408,361)      (29,214)
                                                           ----------   -----------

  Net Cash - Operating Activities                            (608,465)     (435,427)
                                                           ----------   -----------

Investing Activities:
  Purchase of Securities Available for Sale                  (426,750)           --
  Purchase of Property and Equipment                         (345,446)     (122,808)
  Investment in Limited Partnership                        (1,500,000)           --
  Proceeds from Sales of Securities Available for Sale      1,337,414            --
                                                           ----------   -----------

  Net Cash  - Investing Activities                           (934,782)     (122,808)
                                                           ----------   -----------

  Net [Decrease] in Cash and Cash Equivalents              (1,543,247)     (558,235)

 Cash and Cash Equivalents - Beginning of Periods           2,727,661     3,653,084
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $1,184,414   $ 3,094,849
                                                           ==========   ===========




The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies

Significant accounting policies of Master Glazier's International, Inc. and subsidiaries are set forth in the Company's Form 10-KSB for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

[2] Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for completed financial statements. In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at June 30, 1996 and the results of their operations and their cash flows for the six month periods ended June 30, 1996 and 1995. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 1995 included in the Master Glazier's Karate International, Inc. Form 10-KSB.

Loss per share data for the three and six months ended June 30, 1996 and 1995 were not adjusted for the exercise of options and warrants outstanding since their assumed exercise would be anti-dilutive.

[3] New Karate Centers

In April 1995, the Company signed a lease for a new Karate School in Hicksville, New York. The term of the lease is for ten years, at an annual rental beginning at $57,000 during the first year, and ending at $77,685 in the final year.

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

In connection with such termination, ULC will purchase the 500 shares of Common Stock of Planet Kids owned by MGK for $500,000. In addition, MGK will be granted an option to purchase up to 150,000 shares of Common Stock of ULC at any time during the five-year period ending May 31, 2000. Also, pursuant to the termination agreement, ULC will purchase, for value plus accrued interest, the $500,000 Note Payable owed MGK by Planet Kids. Finally, MGK will provide consulting services to ULC, as requested by ULC, for the period from June 1, 1995 to May 31, 1996.

In the first quarter of 1996, the Company sold the shares above and those acquired upon the exercise of the aforementioned option resulting in a gain of $448,359.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
- ------------------------------------------------------------------------------



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

At June 30, 1996, the Limited Partnership had not yet commenced operations.



                           . . . . . . . . . . . . .

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



For the Six Months Ended June 30, 1996 as Compared to Six Months Ended June 30, 1995

The Company's sales for the six months ended June 30, 1996 were $787,139. The sales include membership and other goods sold at six of the Company's Karate Centers. The seventh location at Ramsey was opened at the end March 1996 and there was an increase in sales. The amount of other goods sold at the Karate Centers amounted to $63,406.

At June 30, 1995, the Company had sales of $620,254. The sales resulted primarily from memberships sold at the Karate Centers; $75,151 resulted from the sale of other goods.

The $166,885 increase in sales is primarily attributed to an increase in same store sales and the opening of two additional locations.

The net [loss] for the six months ended June 30, 1996 and 1995 was $200,104 and $406,213, respectively.

Other general and administrative expenses increased by $110,990 for the six month period ended June 30, 1996 compared to June 30, 1995.

The major components of general and administrative expenses for the periods discussed are as follows:

                                    June 30,
                                 1 9 9 6 1 9 9 5

Salaries and Payroll Taxes                   $  580,585  $  445,068
Rent                                            280,853     213,009
Other Operating Expenses                        549,332     438,342
                                             ----------  ----------

  Totals                                     $ 1,410,770 $1,096,419
  ------                                     =========== ==========

The increase in salaries and payroll taxes and rent during the six months ended June 30, 1996 is attributable to expenses incurred for the operations of two additional centers.

The Company's other operating expenses have increased due to the opening of two new centers and an intensified advertising campaign.

Liquidity and Capital Resources

Cash and cash equivalents decreased for the six months ended June 30, 1996 by $1,543,247 and decreased for the six months ended June 30, 1995 by $558,235. Cash and cash equivalents utilized for operations for the six months ended June 30, 1996 and 1995 was $608,465 and $435,427, respectively.

Cash and cash equivalents applied to investing activities for the six months ended June 30, 1996 and 1995 was $934,782 and $122,808, respectively. The Company entered into a limited partnership agreement to license ancillary rights to motion pictures. The Company contributed $1,500,000 to the capital of the partnership [See Note 5].

SIGNATURE
- ------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1994, the Registrant has duly caused this report on form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Master Glazier's Karate International, Inc.





Date:  August 15, 1996                    By: /s/ Mark Glazier
                                              ----------------
                                          Mark Glazier, Chief Financial Officer

SIGNATURE
- ------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1994, the Registrant has duly caused this report on form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Master Glazier's Karate International, Inc.





Date:  August 15, 1996                    By:
                                          Mark Glazier, Chief Financial Officer