Form 10QSB
period 1996-09-30
MASTER GLAZIERS KARATE INTERNATIONAL INC
filed 1996-11-18
CIK 906249

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     September 30, 1996
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

                              Yes   X      No

As of November 15, 1996 there were 5,350,000 shares of $.0001 par value common stock outstanding.

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

Signature Page................................................... 9


                          . . . . . . . . . . . . . .


Item 1:  Financial Statements

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996.
[UNAUDITED]
------------------------------------------------------------------------------





Assets:
Current Assets:
  Cash and Cash Equivalents                                             $ 1,082,236
  Accounts Receivable - Net                                                  76,533
  Inventory                                                                  66,365
  Miscellaneous Receivables                                                  11,484
  Prepaid Expenses                                                           33,296
                                                                        -----------

  Total Current Assets                                                    1,269,914

Property and Equipment:
  Office Equipment                                                          120,001
  Furniture and Fixtures                                                    197,466
  Leasehold Improvements                                                  1,227,012
  Auto and Trucks                                                            50,326
                                                                        -----------

  Total                                                                   1,594,805
  Less: Accumulated Depreciation                                            380,117

  Property and Equipment - Net                                            1,214,688
                                                                        -----------

Other Assets:
  Investment in Limited Partnership                                       1,500,000
  Security Deposits                                                          96,278
  Start-Up Costs                                                             13,755
                                                                        -----------

  Total Other Assets                                                      1,610,033

  Total Assets                                                          $ 4,094,635
                                                                        ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

                                         1


MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996.
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable and Accrued Expenses                                 $   135,639
  Deferred Revenue                                                          214,894
                                                                        -----------

  Total Current Liabilities                                                 350,533

Long-Term Liability:
  Deferred Revenue                                                          107,744

  Total Liabilities                                                         458,277

Commitments and Contingencies                                                    --

Stockholders' Equity:
  Common Stock, $.0001 Par Value; 15,000,000 Shares
   Authorized, 5,350,000 Issued and Outstanding                                 535

  Paid-in Capital                                                         7,387,992

  Accumulated [Deficit]                                                  (3,752,169)

  Total Stockholders' Equity                                              3,636,358

  Total Liabilities and Stockholders' Equity                            $ 4,094,635
                                                                        ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

                                         2


MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                     Nine months ended       Three months ended
                                       September 30,             September 30,
                                       -------------             -------------
                                    1 9 9 6     1 9 9 5      1 9 9 6       1 9 9 5
                                    -------     -------      -------       -------

Sales                            $ 1,229,623 $   950,937   $  442,484   $   330,683
                                 ----------- -----------   ----------   -----------

Cost and Expenses:
  Cost of Accessories Sold            89,006      69,025       25,600        28,147
  Salaries and Payroll Taxes         820,002     671,519      239,417       226,451
  Rent Expense                       433,903     320,377      153,050       107,368
  Other General and Administrative
   Expenses                          821,073     677,919      271,741       239,577
                                 ----------- -----------   ----------   -----------

  Total Costs and Expenses         2,163,984   1,738,840      689,808       601,543
                                 ----------- -----------   ----------   -----------

  [Loss] from Operations            (934,361)   (787,903)    (247,324)     (270,860)
                                 ----------- -----------   ----------   -----------

Other Income [Expense]:
  Interest Income                     62,018     170,929       18,054        52,664
  Bad Debt Expense                   (11,340)    (16,435)      (3,170)       (9,000)
  Dividend Income                      3,304          --          524            --
  Gain on Sale of Securities         438,527          --       (9,832)           --
                                 ----------- -----------   ----------   -----------

  Other Income - Net                 492,509     154,494        5,576        43,664
                                 ----------- -----------   ----------   -----------

  Net [Loss]                     $  (441,852)$  (633,409)  $ (241,748)  $  (227,196)
                                 =========== ===========   ==========   ===========


  Net [Loss] Per Share           $      (.08)$      (.12)  $     (.05)  $      (.04)
                                 =========== ===========   ==========   ===========

  Weighted Average Shares
   Outstanding                     5,350,000   5,350,000    5,350,000     5,350,000
                                 =========== ===========   ==========   ===========



The Accompanying Notes are an Integral Part of These Financial Statements.

                                         3


MASTER GLAZIER'S KARATE INTERNATIONAL, INC.  AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
[UNAUDITED]
------------------------------------------------------------------------------




                                                                  Unrealized
                                                                  Holding
                                                                  Loss on    Total
                            Common Stock      Paid-in Accumulated  Marketable Stockholders'
                          Shares       Amount    Capital  [Deficit] Securities Equity

  Balance - December 31, 1995 5,350,000   535  $7,387,992 (3,310,317) 345,507 $4,423,717

Realized Gain on Marketable
  Securities                   --        --        --        --      (345,507) (345,507)

Net [Loss] for the Nine Months
  Ended September 30, 1996     --        --        --      (441,852) --        (441,852)
                             -------  --------  --------   --------- --------   --------

  Balance - September 30, 1995 5,350,000 535  $7,387,992 (3,752,169)    --     $3,636,358
                              ========== ===  ========== ========== ======     ==========




The Accompanying Notes are an Integral Part of These Financial Statements.

                                         4


MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                              Nine months ended
                                                                 September 30,
                                                            1 9 9 6        1 9 9 5
                                                            -------        -------

Operating Activities:
  Net [Loss]                                               $ (441,852)  $  (633,409)
                                                           ----------   -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Depreciation and Amortization                              135,440        74,734
   Bad Debt Expense                                            11,340        16,435
   Gain on Sale of Securities Available for Sale             (438,527)           --

  Changes in Operating Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                      (28,590)      (36,959)
     Interest Receivable                                           --        20,000
     Startup Costs                                            (10,800)      (15,117)
     Inventory                                                 25,750       (25,506)
     Prepaid Expenses                                           4,332       (14,173)
     Security Deposits                                         (4,000)      (17,857)
     Miscellaneous Receivable                                   6,907       (11,014)

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                   (102,732)      (31,217)
     Deferred Revenue                                           3,123           928
                                                           ----------   -----------

   Total Adjustments                                         (397,757)      (39,746)
                                                           ----------   -----------

  Net Cash - Operating Activities                            (839,609)     (673,155)
                                                           ----------   -----------

Investing Activities:
  Purchase of Securities Available for Sale                  (426,750)           --
  Purchase of Property and Equipment                         (356,648)     (242,185)
  Investment in Limited Partnership                        (1,500,000)           --
  Proceeds from Sales of Securities Available for Sale      1,477,582            --
  Investment in Joint Venture                                      --       500,000
  Note Receivable - Joint Venture                                  --       500,000
                                                           ----------   -----------

  Net Cash - Investing Activities                            (805,816)      757,815
                                                           ----------   -----------

  Net [Decrease] Increase in Cash and Cash Equivalents     (1,645,425)       84,660

 Cash and Cash Equivalents - Beginning of Periods           2,727,661     3,653,084
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $1,082,236   $ 3,737,744
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

[2] Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for completed financial statements. In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at September 30, 1996 and the results of their operations and their cash flows for the nine month periods ended September 30, 1996 and 1995. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 1995 included in the Master Glazier's Karate International, Inc. Form 10-KSB.

Loss per share data for the three and nine months ended September 30, 1996 and 1995 were not adjusted for the exercise of options and warrants outstanding since their assumed exercise would be anti-dilutive.

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

At September 30, 1996, the Limited Partnership had limited operations.

[6] Subsequent Event

On October 18, 1996, the Company entered into convertible preferred stock subscription agreements with a number of subscribers whereby the subscribers purchased an aggregate of 750,000 shares of the Company's Series A preferred stock for $1.20 per share. Each share of preferred stock may be converted at any time after April 18, 1997 into 20 shares of the Company's common stock so long as the Company has authorized a sufficient number of shares of common stock.








                     .  .  .  .  .  .  .  .  .  .  .  .  .

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------



For the Nine Months Ended September 30, 1996 as Compared to Nine Months Ended September 30, 1995

The Company's sales for the nine months ended September 30, 1996 were $1,229,623. The sales include membership and other goods sold at six of the Company's Karate Centers. The seventh location at Ramsey was opened at the end March 1996 and there was an increase in sales. The amount of other goods sold at the Karate Centers amounted to $115,868.

At September 30, 1995, the Company had sales of $950,937. The sales resulted primarily from memberships sold at the Karate Centers; $108,258 resulted from the sale of other goods.

The increase in sales is primarily attributed to an increase in same store sales and the opening of two additional locations.

The net [loss] for the nine months ended September 30, 1996 and 1995 was $441,852 and $633,409, respectively.

Other general and administrative expenses increased by $143,154 for the nine month period ended September 30, 1996 compared to September 30, 1995.

The major components of general and administrative expenses for the periods discussed are as follows:

                                                   September 30,
                                                1 9 9 6     1 9 9 5

Salaries and Payroll Taxes                   $  820,002  $  671,519
Rent                                            433,903     320,377
Other Operating Expenses                        821,073     677,919
                                             ----------  ----------

  Totals                                     $ 2,074,978 $1,669,815
  ------                                     =========== ==========

The increase in salaries and payroll taxes and rent during the nine months ended September 30, 1996 is attributable to expenses incurred for the operations of two additional centers.

The Company's other operating expenses have increased due to the opening of two new centers and an intensified advertising campaign.

Liquidity and Capital Resources

Cash and cash equivalents decreased for the nine months ended September 30, 1996 by $1,645,425 and increased for the nine months ended September 30, 1995 by $84,660. Cash and cash equivalents utilized for operations for the nine months ended September 30, 1996 and 1995 was $839,609 and $673,155, respectively.

Cash and cash equivalents applied to investing activities for the nine months ended September 30, 1996 and 1995 was $805,816. The Company entered into a limited partnership agreement to license ancillary rights to motion pictures. Cash and cash equivalents provided by investing activities for the nine months ended September 30, 1995 was $757,815. The Company contributed $1,000,000 to the capital of a joint venture.

SIGNATURE
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1994, the Registrant has duly caused this report on form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Master Glazier's Karate International, Inc.





Date:   November 15, 1996                 By: /s/ Mark Glazier
                                              ----------------
                                       Mark Glazier, Chief Financial Officer

SIGNATURE
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1994, the Registrant has duly caused this report on form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Master Glazier's Karate International, Inc.


Date:   November 15, 1996                 By:
                                         Mark Glazier, Chief Financial Officer
                                      9