Form 10KSB
period 1996-12-31
MASTER GLAZIERS KARATE INTERNATIONAL INC
filed 1997-04-15
CIK 906249

                       SECURITIES AND EXCHANGE COMMISSION

                              REPORT ON FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

[ ] Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934

           For the transition period from ___________ to____________.

                         Commission File No. 33-63008-NY

                   MASTER GLAZIER'S KARATE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                        22-3234110
(State of or other jurisdiction                         (IRS Employer
of incorporation or organization)                     Identification No.)

377 Hoes Lane
Piscataway, New Jersey                                     08854
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code: (908) 981-0077

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $.0001 Per Share
                                (Title of Class)

                Class A Redeemable Common Stock Purchase Warrants
                                (Title of Class)

                Class B Redeemable Common Stock Purchase Warrants
                                (Title of Class)

     Check whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


     Issuer's revenues for its most recent fiscal year were $ 1,474,629.

     The aggregate market value of the voting stock held by non- affiliates of the Registrant, computed by reference to the closing price of such stock as of March 31, 1997, was approximately $ 2,157,896.

     Number of shares outstanding of the issuer's common stock, as of March 31, 1997, was 10,350,000.

     DOCUMENTS INCORPORATED BY REFERENCE: None.

                                     PART I

Item 1.  BUSINESS.

General

     Master Glazier's Karate International, Inc., a Delaware corporation (the"Company"), which was incorporated on March 22, 1993, manages and operates Master Glazier Karate Centers (the"Karate Centers") located in Pennsylvania. The Company was formed to acquire and operate several companies engaged in the martial arts instruction service business. The Company's business is the successor to the business operated by several companies with which the Company has merged or which the Company has acquired. Mark Glazier, the Company's founder and President, is a master in Karate and Tae-Kwon-Do. The Master Glazier system teaches a proprietary style of martial arts based on realistic self defense methods, effective physical conditioning and positive mental training.

     Until recently, the Company operated seven (7) Karate Centers one (1) directly and six (6) through wholly owned subsidiaries. During the two year period following the Company's initial public offering in 1993, the Company pursued an aggressive expansion program. The Company long believed that by increasing the number of students and overall revenues it would reduce its overhead costs per student. This would enable the Company to operate profitably. However, after some time, it became apparent to management that despite having necessary capital, the Company was incapable of training and developing a sufficient number of instructors skilled in the Company's style of martial arts in order to staff the opening of several new Karate Centers.

     The Company then aggressively pursued acquiring existing martial arts centers. However, because of the Company's unique style of martial arts instruction and the fragmented, "mom and pop" nature of the martial arts industry, it was difficult to identify numerous appropriate acquisition candidates. The Company discussed potential transactions with a limited number of acquisition targets. After unsuccessful attempts at negotiating an acceptable acquisition transaction, the Company refocused its attention to divesting its unprofitable Karate Centers. During the past two fiscal years ending December 1995 and 1994, the Company recorded net losses of $882,960 and $911,080, respectively, and for the nine months ended September 30, 1996, the Company recorded a net loss of $441,852. The Company also incurred a net loss of $1,252,790 for the year ended December 31, 1996. See "Management's Discussion and Analysis."

     Since the Company has been unable to operate profitably, and because the Company could neither expand its business internally (by training and developing an adequate number of instructors) or by acquiring other martial arts instruction centers, management believed that the sale of unprofitable Karate Centers was in the best interests of the Company's stockholders. Accordingly, on December 17, 1996 and January 10, 1997, the Company, through its wholly owned subsidiaries, entered into five (5) separate Asset Purchase Agreements (the "Purchase Agreements") for the sale of five (5) of its karate centers to affiliates of Tiger Schulmann's Karate (the "Purchasers") (the "Sales Transaction"). On March 28, 1997, shortly after receiving the approval of the Company's stockholders, the Sales Transaction closed. In light of the fact that the Company closed the Sales Transaction, the Company is currently seeking to acquire alternative businesses with which the Company can expand its operations and enhance its profitability. See "The Sales Transaction."

     On October 18, 1996, the Company entered into convertible preferred stock subscription agreements (the "Agreements") with each of Mark Glazier (the Registrant's President and Chairman of the Board), Fair Lane, LLC., Cristine Cowan, Euro Translation Limited and CRC Partners, Ltd. (collectively, the "Subscribers") pursuant to which the Subscribers purchased an aggregate of 750,000 shares of the Registrant's Series A Preferred Stock (the "Preferred Stock") for $1.20 per share. The shares of Preferred Stock were convertible at any time after April 18, 1997 into twenty (20) shares of the Registrant's Common Stock so long as the Company amended its Certificate of Incorporation to authorize a sufficient number of shares of Common Stock. Each share of Preferred Stock had ten (10) votes per share on matters presented to the shareholders for a vote.

On December 26, 1996, the Company entered into a Stock Exchange Agreement (the "Stock Exchange Agreement") with Mark Glazier, Fair Lane, LLC, Cristine Cowan, Euro Translation Limited and CRC Partners, Ltd. (collectively, the "Preferred Stockholders") pursuant to which the Preferred Stockholders exchanged an aggregate of 750,000 shares of the Company's Series A Preferred Stock (the "Preferred Stock") for 5,000,000 shares (the "Common Shares") of common stock of the Company, par value $.0001 per share (the "Common Stock"), and 10,000,000 options (the "Investor Options") each exercisable to purchase one (1) share of Common Stock. The Investor Options become exercisable on April 17, 1997 at an exercise price of $.0001 per share so long as not less than 30,000,000 shares of Common Stock are authorized for issuance. As a result of the transaction, there are currently no shares of Series A Preferred Stock issued and outstanding.

     On March 25, 1997, at the Company's annual meeting of stockholders, the Company's stockholders approved the Sales Transaction. Additionally, the Company's stockholders approved an increase in the Company's authorized capital stock from 15,000,000 shares of common stock, par value $.0001 per share, (the "Common Stock") to 40,000,000 shares of Common Stock, as well as a one-for-five reverse stock split of the Company's Common Stock.

     The Company's executive offices are located at 377 Hoes Lane, Piscataway, New Jersey, telephone number (908) 981-0077.

The Sales Transaction

     Upon the terms and subject to the conditions of the Purchase Agreements, effective as of March 28, 1997 (the "Closing Date"), (i) the Company and the Subsidiaries sold and transferred, and the Purchasers purchased and acquired, the Assets, including all of the right, title and interest of the Company and the Subsidiaries in and to (a) all Equipment (as defined in the Purchase

Agreements), and (b) contracts, agreements and commitments specified in the Purchase Agreements, including, but not limited to, the lease agreements for the leased five (5) Karate Centers' premises, including leasehold improvements, subject to the approval of their respective lessors; and (ii) the Company and the Subsidiaries transferred and delegated to the Purchasers, and the Purchasers assumed and agreed to pay, perform and discharge (the extent not paid, performed or discharged prior to the Closing Date) the Assumed Liabilities, including all liabilities and obligations of the Subsidiaries and the Company which related to the leases, agreements contracts and commitments transferred to the Purchasers under the Purchase Agreements.

     In consideration for the purchase of the Assets, the Purchasers paid to the Company an aggregate of $505,000, consisting of $225,000 in cash (the "Cash") and an aggregate of $280,000 in three promissory notes (the "Notes"; the Cash and Notes are hereinafter referred to collectively as the "Purchase Price"), and assumed all of the Assumed Liabilities. The Purchase Price for each school was $100,000, except for the Great Neck location, the purchase price of which was $105,000. The Purchase Price was determined by negotiation between the Company and the Purchasers. The Company did not utilize an appraisal or other independent determination of asset value nor did the Company obtain a fairness opinion.

     The three Notes held by the Company are in the aggregate principal amount of $280,000 and do not bear interest. The Notes are to be repaid in monthly installments over a thirty (30) month period following the Closing Date. The Company and the Subsidiaries received a security interest in all the Assets transferred to the Purchasers pursuant to the Purchase Agreements as collateral for the obligations set forth in the Notes. The Notes are also personally guaranteed by Daniel Schulmann, President of UAK Management, Inc.

     In connection with the sale of the Great Neck location and the Hicksville location, the Company paid $76,375 to two (2) of its landlords to secure the consent of such landlords to the assignment of the leases by the Company to the purchasers of such karate schools. In addition, the Company remains a guarantor of certain of the Purchaser's obligations under the Hicksville lease and, for a period of one (1) year, the Company remains a guarantor of certain of the Purchaser's obligations under the Ramsey lease.

     Prior to the Closing Date, the Assets were operated and managed by the Purchasers, pursuant to the terms of individual Operating Agreements by and among the Subsidiaries and each of the Purchasers dated the same date of the Purchase Agreements (the "Operating Agreements"). The operating Agreements provided that the Purchasers were to (i) continue to operate the business of the Subsidiaries in accordance with past practice; (ii) provide all necessary accounting, maintenance, operational and administrative services; and (iii) be entitled to collect all gross revenue generated by the businesses of the Subsidiaries. The Operating Agreements expired upon the closing of the Sales Transaction.


     The Company anticipates using the proceeds from the Sales Transaction to acquire an alternative business. However, no definitive agreement or arrangement has been made regarding such a transaction. The Company plans on divesting all or a portion of its ownership interest in the two (2) remaining Karate Centers in the future.

The Karate Business

     The terms of the transactions pursuant to which the Company's predecessors were merged into or acquired by the Company are summarized below:

Body Motion

     On September 1, 1987, Mr. Glazier acquired all of the outstanding shares of Common Stock of Richard Raciti, Inc. ("Richard Raciti") for $9,907. Richard Raciti was incorporated on October 26, 1986 and operated a karate studio prior to the acquisition by Mr. Glazier. In September 1987, Mr. Glazier changed the name from Richard Raciti, Inc. to U.S.A. Karate & Fitness, Inc. and commenced operating a Karate Center in Hasbrouck Heights, NJ. In March 1993, this location was converted from a Karate Center into an aerobics studio and such corporation changed its name to Body Motion Women's Aerobics, Inc. ("Body Motion"). Karate students were afforded the opportunity to transfer to the Company's Karate Center in Hackensack, NJ. In April 1994, the Company sold all of the capital stock of Body Motion, effectively exiting from the aerobics instruction business.

Allentown Karate

     On January 22, 1990, Mr. Glazier incorporated Allentown Karate Associates, Inc., a Pennsylvania corporation ("Allentown Karate"). In January 1990, Mr. Glazier purchased 45 shares of Class A Voting Common Stock of Allentown Karate for $1,149, Scott Van Dine, an instructor with the Company, purchased 45 shares of Class B Non-Voting Common Stock of Allentown Karate for $1,148 and Allentown Karate commenced operating a Karate Center in Whitehall, PA.

Bethlehem Karate

     On August 28, 1990, Mr. Glazier incorporated Bethlehem Karate, Inc., a Pennsylvania corporation ("Bethlehem Karate"). In August 1990, Mr. Glazier purchased 40 shares of Class A Voting Common Stock and 50 shares of Class B Non-Voting Common Stock of Bethlehem Karate for $5,000, Jordan Belfort, formerly the President and principal stockholder of Stratton Oakmont Inc., the Underwriter of the Company's initial public offering in October, 1993, purchased 10 shares of Class A Voting Common Stock and 100 shares of Class B Non-Voting Common Stock of Bethlehem Karate for $40,000, and Bethlehem Karate commenced operating a Karate Center in Bethlehem, PA. In July 1991, Mr. Belfort made a capital contribution of $20,000 to Bethlehem Karate, and simultaneously therewith, Mr. Glazier, in lieu of a cash investment, surrendered, as a corresponding capital contribution, 10 shares of Class B Non-Voting Common Stock of Bethlehem Karate to be retained as treasury shares. In December 1992, Mr. Belfort made an additional capital contribution of $100,000 to Bethlehem Karate, and simultaneously therewith, Mr. Glazier, in lieu of a cash investment, surrendered, as a corresponding capital contribution, 30 shares of Class A Voting Common Stock of Bethlehem Karate to be retained as treasury shares. As a result of these transactions, Mr. Glazier held 10 shares of Class A Voting Common Stock and 40 shares of Class B Non-Voting Common Stock of Bethlehem Karate and Mr. Belfort held 10 shares of Class A Voting Common Stock and 100 shares of Class B Non-Voting Common Stock of Bethlehem Karate. Mr. Glazier and Mr. Belfort in December 1992 entered into a Voting Trust Agreement ("Voting Trust Agreement") pursuant to which Mr. Glazier acquired the right to vote all shares of Voting Common Stock held by Mr. Belfort on all matters on which stockholders were entitled to vote. Mr. Glazier retained the right to vote the shares of the Company held by Mr. Belfort until the earlier of (i) the date on which Mr. Belfort transferred or sold his shares to the public or (ii) December 1, 1998. However, on September 17, 1993, Mr. Belfort transferred or sold all shares of Common Stock held by him to MG Holdings, Inc., a Delaware corporation, wholly owned by Mr. Glazier, and therefore, the Voting Trust Agreement was simultaneously canceled therewith.

MGKI-NJ

     On July 2, 1991, Mr. Glazier incorporated Master Glazier's Karate International, Inc., a New Jersey corporation ("MGKI-NJ"). In August 1992, Mr. Glazier purchased 100 shares of Common Stock of MGKI-NJ for $33,188 and MGKI-NJ commenced providing management, marketing and financial advisory services to the Karate Centers. For each of the Karate Centers, MGKI-NJ was responsible for hiring and training all sales and management personnel, managing accounts receivable, accounts payable, inventory accounts and invoicing, and creating, producing and implementing all sales promotion and marketing campaigns.

Paramus Karate

     On August 25, 1992, Mr. Glazier incorporated Paramus Karate, Inc., a New Jersey corporation ("Paramus Karate"). In August 1992, Mr. Glazier purchased 100 shares of Common Stock of Paramus Karate for $1.00. In May 1993, Paramus Karate commenced operating a Karate Center in Paramus, NJ. The assets of Paramus Karate were sold to Central Bergen Karate, Inc. on March 28, 1997. See "The Sales Transaction."

Hackensack Karate

     On September 16, 1992, Mr. Glazier incorporated Hackensack Karate, Inc., a New Jersey corporation ("Hackensack Karate"). In September 1992, Mr. Glazier purchased 100 shares of Common Stock of Hackensack Karate for $1.00. In December 1992, Hackensack Karate commenced operating a Karate Center in Hackensack, NJ. The assets of Hackensack Karate were sold to Southern Bergen Karate, Inc. on

March 28, 1997. See "The Sales Transaction."

Great Neck Karate

     On November 7, 1994, the Company incorporated Great Neck, Karate, Inc. a New York corporation ("Great Neck Karate"). In November 1994, Great Neck Karate commenced operating a Karate Center in Great Neck, NY. The assets of Great Neck Karate were sold to Northern Nassau Karate, Inc. on March 28, 1997. See "The Sales Transaction."

Hicksville Karate

     On April 17, 1995, the Company incorporated Hicksville Karate, Inc. a New York corporation ("Hicksville Karate"). In November, 1995, Hicksville Karate commenced operating a Karate Center in Hicksville, N.Y. The assets of Hicksville Karate were sold to Central Nassau Karate, Inc. on March 28, 1997. See "The Sales Transaction."

Ramsey Karate

     On August 22, 1995, the Company incorporated Ramsey Karate Center, Inc. a New Jersey corporation. ("Ramsey Karate Center"). In March, 1996, Ramsey Karate Center commenced operating a Karate Center in Ramsey, N.J. The assets of Ramsey Karate Center were sold to Northern Bergen Karate, Inc. on March 28, 1997. See "The Sales Transaction."

Corporate Reorganization

     The Company was incorporated on March 22, 1993. None of the Company's securities were issued prior to March 31, 1993. As of that date, the Company purchased 45 shares of Class B Non-Voting Common Stock of Allentown Karate from Scott Van Dine, an instructor with the Company, and delivered 55,000 shares of the Company's Common Stock as payment therefor. As a result of such transaction, the shares of Class B Non-Voting Common Stock repurchased from Mr. Van Dine were canceled, Mr. Van Dine became the sole stockholder of the Company, and Mr. Glazier became the sole shareholder of Allentown Karate.

     In April, 1993, Mr. Glazier transferred (i) 100 shares of Common Stock of Body Motion, representing all of the outstanding shares of capital stock of Body Motion, for 10 shares of Class B Non-Voting Common Stock of Bethlehem Karate,
(ii) 45 shares of Class A Common Voting Stock of Allentown Karate, representing all of the outstanding shares of capital stock of Allentown Karate, for 10 shares of Class A Voting Common Stock of Bethlehem Karate, (iii) 100 shares of Common Stock of Hackensack Karate, representing all of the outstanding shares of capital stock of Hackensack Karate, for 10 shares of Class A Voting Common Stock of Bethlehem Karate and (iv) 100 shares of Common Stock of Paramus Karate, representing all of the outstanding shares of capital stock of Paramus Karate, for 10 shares of Class A Voting Common Stock of Bethlehem Karate. As a result of such transactions, Mr. Glazier owned an aggregate of 40 shares of Class A Voting Common Stock and 50 shares of Class B Non-Voting Common Stock of Bethlehem

Karate, Mr. Belfort owned an aggregate of 10 shares of Class A Voting Common Stock and 100 shares of Class B Non-Voting Common Stock of Bethlehem Karate, and Bethlehem Karate held all of the outstanding capital stock of Body Motion, Allentown Karate, Hackensack Karate and

Paramus Karate.

     Effective as of June 25, 1993, Bethlehem Karate and MGKI-NJ were merged with and into the Company. Pursuant to the terms of the merger, each outstanding share of Bethlehem Karate was entitled to receive 7,500 shares, and each outstanding share of MGKI-NJ was entitled to receive 1,500 shares, of the Company's Common Stock.

     On the effective date of the merger, Mr. Glazier received an aggregate of 675,000 shares of the Company's Common Stock in exchange for 40 shares of Class A Voting Common Stock and 50 shares of Class B Non-Voting Common Stock of Bethlehem Karate as well as 150,000 shares of the Company's Common Stock in exchange for 100 shares of Common Stock of MGKI-NJ. In addition, Mr. Belfort received an aggregate of 825,000 shares of the Company's Common Stock in exchange for 10 shares of Class A Voting Common Stock and 100 shares of Class B Non-Voting Common Stock of Bethlehem Karate. Effective as of June 26, 1993, the Company effected a 1.81818-for-one stock split with respect to the shares of its Common Stock. As a result of such stock split, Mr. Glazier and Mr. Belfort each owned 1,500,000 shares of Common Stock of the Company.

     In view of the NASDAQ Industry Panel's initial decision regarding the rejection of the Company's listing application, on September 17, 1993, MG Holdings, Inc., a Delaware corporation wholly owned by Mr. Glazier ("MG Holdings"), and Mr. Belfort entered into a Stock Purchase Agreement, pursuant to which MG Holdings purchased one million five hundred thousand (1,500,000) shares of Common Stock from Mr. Belfort. As consideration for such shares of Common Stock, MG Holdings delivered a promissory note to Mr. Belfort in the aggregate principal amount of $3,750,000, bearing interest at the rate of four percent (4%) per annum and due and payable on September 20, 1995. Simultaneously therewith, Mr. Belfort and Mr. Glazier canceled the Voting
Trust Agreement. MG Holdings repaid the note in full in 1995.

Courses; Payment Plans

     At the Karate Centers located in Bethlehem and Allentown, Pa., the Company currently offers a basic training course a black belt course, a second degree black belt course and master training course. The basic training course, is divided into four (4) different achievement levels, the black belt course is divided into twelve 12 different achievement levels (which encompasses the basic training program) and the second degree black belt course has one (1) achievement level. The introductory level for the basic training course is offered approximately four (4) times each week. Students may therefore join the program at any time by attending an introductory class or classes.

     There is currently no backlog or waiting list to enroll in any of the courses at any of the Karate Centers; however, from time to time there is a waiting list for the introductory level of the basic training course.

     Each of the Company's instructors, all of whom are black belts in Master Glazier's Karate, have undergone a rigorous training program conducted by Mr. Glazier. Each Karate Center conducts approximately 35 classes each week, each for a 45 minute period. Each class is generally comprised of 20 to 25 students and taught by one to three instructors. Students are initially enrolled in a basic training course. However, many students eventually convert to the more intensive, longer black belt program. Classes are organized by skill level and age group. The term of a basic training program is twelve months or 100 classes, whichever occurs first. Students may take up to two classes each week. However, once students register for a full black belt program, they are entitled to take three classes per week. Fees, if paid in advance, are generally $1,100 and $3,850 for the basic training and black belt programs, respectively. If a student has graduated from the basic training program the cost to register for a black belt program is $2,750. An installment payment plan is available at higher rates. At each Karate Center, the Company houses a full proshop which sells martial arts related products, such as uniforms, other clothing and safety equipment.

Government Regulation

     The Company has been subject to various state and local laws affecting its businesses. Some of the Company's Karate Centers have been subject to licensing requirements and other regulations by numerous governmental authorities. Some states require that health and other fitness clubs register with the appropriate regulatory authority and post a bond in order to secure payment of "unearned" membership fees (in the case where a club closes and as a result, a member who has paid his full membership fee is unable to utilize his membership through the end of the term). Currently, the attorney general in the Commonwealth of Pennsylvania (the only state in which the Company currently operates Karate Centers) has taken the position that Pennsylvania requires the posting of bonds by martial arts centers in addition to health spas, racquet and other fitness clubs. In the event that it is determined that Pennsylvania requires the posting of a bond by a martial arts center, the Company will post a bond and use its best efforts to comply with all rules and regulations.

Competition

     The martial arts instruction industry is highly competitive with many small instruction centers located in the northeastern United States. The Company's competitors include small martial arts centers, none of which has a significant percentage of the total market. Some of these competitors have more than one location and may have greater financial and other resources than the Company. The Company does not perceive its Karate Centers to be in competition with health or fitness clubs, gyms or YMCA's and YWCA's. Although such facilities may offer some martial arts classes, they do not generally offer intensive martial arts programs emphasizing discipline and the development of self-confidence.


     Businesses in the United States which are for children are characterized by intense and substantial competition.

Marketing and Advertising

     The Company offers two introductory classes at prices ranging from $10 to $49 to acquaint potential students with the benefits of the Company's martial arts programs. These introductory programs and other promotions, including print, radio, television and direct mail advertising are coordinated by the Company's corporate offices. The Company's current newspaper advertising campaign features photographs of the Company's students and professional models being depicted as students. Each advertisement is targeted to a different demographic group and appears in major newspapers in the markets in which the Company operates Karate Centers. The Company also advertises its courses in the Yellow Pages, and through direct mail flyers. In 1995 the Company directed a significant portion of its budget to radio advertising, including the New York based "Howard Stern Show." The Company believes that its marketing strategy has contributed to its sales growth and greater consumer awareness of the Company and its courses.

Other Products

     The Company sells a variety of martial arts products and clothing in pro shops maintained at each of the Karate Centers. The Company obtains all of such products from suppliers which are unaffiliated with the company. Some vendors print on or emboss the "Master Glazier's Karate" logo on many of such products. While the sale of martial arts products does not constitute a substantial part of revenues earned by the Company, management believes that the sale of such products bearing the Company's logo helps create name recognition for the Company.

Computerized Systems

     The Company has invested approximately $100,000 since its inception in computer equipment and programming that is designed to provide (i) receivables, payables, purchasing, receiving, inventory management, accounting and financial reporting and (ii) the Company with desktop publishing capabilities. The Company's data processing system is capable of (i) monitoring membership retention and usage, (ii) assessing the effectiveness of various marketing campaigns, and (iii) providing current inventory reports thereby reducing pilferage and theft. The Company believes its data processing systems will allow it to continue to operate more efficiently.

     Nevertheless, rapid expansion of the Company's business would require enhancements to the Company's current data processing system and/or upgrades to more powerful systems.

Liability Insurance

     The Company has purchased liability insurance for each of its Karate

Centers in the amount of $1,000,000 per occurrence and $1,000,000 in the aggregate. In addition, the Company purchased, a general liability "umbrella" policy covering claims up to $5,000,000. The Company believes that its present insurance coverage is sufficient for its current level of business operations. A successful claim against the Company in excess of the liability limits or relating to an injury excluded under the policy could have a material adverse effect on the Company.

Employees

     As of March 31, 1997, the Company employs a total of 9 employees on a full time basis and 5 employees on a part time basis. Each Karate Center employs four full time staff, consisting of an instructor, assistant instructor, an office manager and a sales director, and part-time staff, including instructors. Since the closing of the Sales Transaction at the Company's principal executive offices, the Company employs Mark Glazier the President, Chief Financial Officer and Secretary on a full time basis. The Company also employs a bookkeeper of the Company headquarters.

Employee Cash Bonuses

     Instructors at each of the Karate Centers are entitled to receive an aggregate monthly cash bonus equal to twenty-five percent (25%) of that particular Karate Center's net profit (actual gross revenue on a cash accounting basis after deduction for selling and general and administrative expenses) for the preceding month.

     It is important to note that because such cash bonuses are calculated on a cash basis (while the Company otherwise recognizes income on an accrual basis) and because such bonuses are calculated on a monthly basis, the Company may be required to pay during periods in which the Company has minimal (or no) net income.

Play-Learning Centers Joint Venture

     In June, 1994, the Company entered into a joint venture with United Leisure. The parties formed a new company, Planet Kids Learning Centers, Inc. ("Planet Kids") which was equally owned, to create and operate state-of-the art children's play learning centers.

     The terms and provisions of the joint venture are contained in a Subscription and Stockholders' Agreement, dated as of June 20, 1994, among the company, United Leisure and Planet Kids ("the S&S Agreement"). The Joint Venture had an initial term of ten years. Each of the parties has contributed $500,000 to the joint venture as equity. The Company and United Leisure have each loaned Planet Kids an additional $500,000.

     On June 1, 1995, pursuant to a termination agreement, the Company terminated it's joint venture agreement with Planet Kids Learning Centers. In connection with such termination, the Company received its $500,000 investment and the $500,000 loan plus accrued interest. In addition, the Company was granted an option to purchase up to 150,000 shares of common stock of United Leisure corporation at $.01 per share, during any time until May 31, 2000. In return for the option the Company will perform consulting services from June 1, 1995 through May 31, 1996. During November, 1995 the Company fully exercised it's option and purchased 150,000 shares of United Leisure Corporation for $1,500. In February 1996, the Company sold the shares of United Leisure Corporation with proceeds of approximately $450,000 going to the Company.

Investment In Limited Partnership

     On March 4, 1996, the Company entered into an Agreement of Limited Partnership with HEP II, L.P. Pursuant to the terms of such agreement, the Company invested $1,500,000 in exchange for limited partnership interests. HEP II, L.P. was organized to develop, produce and distribute not less than two (2) full length motion pictures. On October 24, 1996 the Company received a partnership distribution of $379,500 from HEP II, L.P. In 1996, HEP II, L.P. released Santa with Muscles starring Hulk Hogan and in 1997 HBO will showcase the world premiere of HEP II's Skeltons starring Ron Silver and James Coburn.

Item 2. PROPERTIES

     The Company maintains its principal executive offices at 377 Hoes Lane, NJ 08854 and its telephone number is (908) 981-0077.

     The Company operated Karate Centers during 1996 at each of the following locations, subject to the Sales Transaction:

a. Whitehall, Pennsylvania

     On February 12, 1990, Allentown Karate, a subsidiary of the Company, entered into a lease with Bernard J. Rosenshein for its Whitehall, Pennsylvania Karate Center. The lease is for 3,000 square feet and has a term of five(5) years with a fixed rent of $45,000 per year, plus a percentage of gross sales above a significant base amount.

     Such Karate Center's annual lease payments were approximately 27% of the Karate Center's annual gross sales for the calendar year 1995. In January 1995, a lease extension agreement was signed extending the period of the lease through April 30, 2005, with an annual rent schedule starting at $45,000 for the first year and escalating to $51,000 in the tenth year.

b. Bethlehem, Pennsylvania

     On August 23, 1990, Bethlehem Karate, a predecessor to the Company, entered into a lease with Bernard J. Rosenshein for its Bethlehem, Pennsylvania Karate Center. The lease is for approximately 3,000 square feet and has a term of ten
(10) years with a fixed rent of $47,040 per year for the first five years and $52,920 per year for the second five years, plus a percentage of gross sales above a significant base amount. Such Karate Center's annual lease payments were approximately 16% of the Karate Center's annual gross sales for the calendar year 1995. As a result of the merger of Bethlehem Karate with and into the Company, the Company has assumed all of the obligations of Bethlehem Karate under the lease with its landlord, Bernard J.

Rosenshein.

c. Paramus, New Jersey

     On July 1, 1992, Paramus Karate, a subsidiary of the Company, entered into a lease with 221 Route 4 East Corp. for its Paramus, New Jersey Karate Center. The lease is for 3,544 square feet, has a term of five (5) years with an annual rent schedule starting at $70,880 for the first year and escalating to $81,334 for the fifth year. Such Karate Center's annual lease payments were approximately 37% of the Karate Center's annual gross sales for the calendar year 1995. This location was operated by Tiger Schulmann's Karate since December 17, 1996 in accordance with that certain Operating Agreement dated December 17, 1996 by and between Paramus Karate, Inc. and Central Bergen Karate, Inc. On March 28, 1997, the Company assigned the lease to Central Bergen Karate, Inc.

d. Hackensack, New Jersey

     On October 8, 1992, Hackensack Karate, a subsidiary of the Company, entered into a lease with 17 & Summit Associates for its Hackensack Karate Center. The lease is for approximately 3,000 square feet and has a term of five (5) years with fixed rent of $75,000 per year plus an annual cost of living adjustment. Such Karate Center's annual lease payments were approximately 40% of the Karate Center's annual gross sales for the calendar year 1995. This location was operated by Tiger Schulmann's Karate since December 17, 1996 in accordance with that certain Operating Agreement dated December 17, 1996 by and between Hackensack Karate, Inc. and Southern Bergen Karate, Inc. On March 28, 1997, the Company assigned the lease to Southern Bergen Karate, Inc.

e. Great Neck, New York

     On March 7, 1994, the Company entered into a lease with Great Neck Plaza, L.P. for a Karate Center to be located in Great Neck, NY. The lease is for 4,200 square feet and has term of ten (10) years with an annual rent schedule starting at $75,600 for the first year and escalating to $103,463 for the tenth year. The Company also has the right to renew the lease for an additional five year period. Such Karate Center's annual lease payments were approximately 45% of the Karate Center's annual gross sales for the calendar year 1995. This location was operated by Tiger Schulmann's Karate since January 10, 1997 in accordance with that certain Operating Agreement dated January 10, 1997 by and between Great

Neck Karate, Inc. and Northern Nassau Karate, Inc. On March 28, 1997, the Company assigned the lease to Northern Nassau Karate, Inc.

f. Hicksville, New York

     On April 12, 1995, Hicksville Karate, a subsidiary of the Company entered into a lease with Delco Development Co. of Hicksville, L.P. for it's Hicksville Karate Center. The lease is for 3000 square feet and has a term of ten years with an annual rent schedule starting at $57,000 for the first year and escalating to $77,685 for the tenth year. The Company also has the right to renew the lease for an additional five year period. The Company commenced operations of the Hicksville Karate Center in November, 1994. This location was operated by Tiger Schulmann's Karate since December 17, 1996 in accordance with that certain Operating Agreement dated December 17, 1996 by and between Hicksville Karate, Inc. and Central Nassau Karate, Inc. On March 28, 1997, the Company assigned the lease to Central Nassau Karate, Inc.

g. Ramsey, New Jersey

     On August 22, 1995, Ramsey Karate Center, a subsidiary of the Company entered into a lease with Gabrellian Associates, for it's Ramsey Karate Center. The lease is for approximately 3626 square feet and has a term of five years with a rent schedule starting at $68,894 for the first year and escalating to $77,541 for the fifth year. The Company also has the right to renew the lease for an additional two five year periods. The Company commenced operation of the Ramsey Karate Center in March, 1996. This location was operated by Tiger Schulmann's Karate since December 17, 1996 in accordance with that certain Operating Agreement dated December 17, 1996 by and between Ramsey Karate Center, Inc. and Northern Bergen Karate, Inc. On March 28, 1997, the Company assigned the lease to Northern Bergen Karate, Inc.

     On September 1, 1990, Body Motion (formerly, USA Karate & Fitness, Inc.), a subsidiary of the Company, entered into a lease with Vincent E. Chirop for its Hasbrouck Heights, New Jersey location. The term of the lease is for five (5) years with a fixed rent of $24,792 per year with certain escalation clauses for subsequent tax assessments. In March 1993, this location was converted from a Karate Center into the Aerobics Center and Karate students were transferred to the Company's new Karate Center in Hackensack, New Jersey, less than ten (10) miles away. This lease was assumed by the purchaser of Body Motion in April 1994.

Item 3. LEGAL PROCEEDINGS.

     There is no material litigation pending against the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On March 25, 1997, an annual meeting of stockholders (the "Annual Meeting") was held. The following matters were submitted to a vote of securityholders: (i) the election of three (3) directors to the Board of the Company for a one (1) year term; (ii) the ratification of the appointment of Moore Stephens, P.C. as the Company's Independent Certified Public Accountants; (iii) the amendment of the Company's Certificate of Incorporation to increase the authorized capital stock of the Company from 15,000,000 to 40,000,000 shares of common stock; (iv) the amendment of the Company's Certificate of Incorporation to effect a one-for-five reverse stock split of the Company's common stock; and (iv) the approval of the sale of five of the Company's karate center locations to affiliates of Tiger Schulmann's Karate organization.

(b) The following directors were elected to the Board of Directors of the Company for a one (1) year term: Mark Glazier, Richard Schechtman and Marc Zwetchenbaum.

(c) The first matter considered at the Annual Meeting was the election of the aforementioned three (3) directors to the Board for a one (1) year term. A majority of the shares of common stock present in person or by Proxy voted for the election of the three (3) Directors nominated by the management of the Company. Specifically, (i) 9,104,264 shares, representing 87.9% of the issued and outstanding shares of common stock voted for the election of Mark Glazier and 225,410 shares, representing 2.2% of the issued and outstanding shares of common stock voted against the election of Mark Glazier; (ii) 9,130,764 shares, representing 88.2% of the issued and outstanding shares of common stock voted for the election of Richard Schechtman, 198,910 shares representing 1.9% of the issued and outstanding shares of common stock voted against the election of Richard Schechtman; and (iii) 9,139,364 shares, representing 88.3% of the issued and outstanding shares of common stock voted for the election of Marc Zwetchenbaum, and 198,310 shares, representing 1.9% of the issued and outstanding shares of common stock voted against the election of Marc Zwetchenbaum. There were no broker held non-voted shares represented at the meeting with respect to this matter.

(d) The second matter considered at the Annual Meeting was to ratify the appointment of Moore Stephens, P.C. as the Company's Independent Certified Public Accountants. An affirmative vote of the holders of a majority of the shares of common stock of the Company in person or by Proxy voted to ratify the selection of Moore Stephens, P.C. Specifically, 9,195,874 shares, representing 88.9% of the issued and outstanding shares of common stock voted for the ratification of Moore Stephens, P.C., 132,300 shares, representing 1.3% of the issued and outstanding shares of common stock voted against the ratification of Moore Stephens, P.C., and 1,500, representing .01% of the issued and outstanding common stock abstained. There were no broker held non-voted shares represented at the meeting with respect to this matter.

(e) The third matter considered at the Annual Meeting was to approve the amendment to the Company's Certificate of Incorporation to increase the authorized capital stock of the Company from 15,000,000 to 40,000,000. An affirmative vote of the holders of a majority of the shares of common stock of the Company in person or by Proxy voted to approve the increase in the number of authorized shares of common stock. Specifically, 9,072,904 shares, representing 87.7% of the issued and outstanding shares of common stock voted for the increase, 251,570, representing 2.4% of the issued and outstanding shares of common stock voted against the increase in authorized capital stock, and 3,500 shares, representing .03% of the issued and outstanding common stock abstained. There were no broker held non-voted shares represented at the meeting with respect to this matter.

(f) The fourth matter considered at the Annual Meeting was to approve the amendment to the Company's Certificate of Incorporation to effect a one-for-five reverse stock split (the "Reverse Stock Split") of the Company's common stock. An affirmative vote of the holders of a majority of the shares of common stock of the Company in person or by Proxy voted to approve Reverse Stock Split of the Company's common stock. Specifically, 9,149,139 shares, representing 88.4% of the issued and outstanding shares of common stock voted for the Reverse Stock Split, 177,035, representing 1.7% of the issued and outstanding shares of common stock voted against the Reverse Stock Split, and 5,200 shares, representing .05% of the issued and outstanding common stock abstained. There were no broker held non-voted shares represented at the meeting with respect to this matter.

(g) The fifth and final matter considered at the Annual Meeting was to approve the sale of five of the Company's karate centers to affiliates of the Tiger Schulmann Karate organization (the "Sale Transaction"). An affirmative vote of the holders of a majority of the shares of common stock of the Company in person or by Proxy voted to approve the Sale Transaction. Specifically, 6,817,162 shares, representing 65.9% of the issued and outstanding shares of common stock voted for the Sale Transaction, 161,450, representing 1.5% of the issued and outstanding shares of common stock voted against the Sale Transaction, and 24,200 shares, representing .2% of the issued and outstanding common stock abstained. There were 2,362,862 broker held non-voted shares represented at the meeting with respect to this matter.

                                     PART II

Item 5. PRICE RANGE OF COMMON STOCK AND WARRANTS

     The Company's Common Stock has been listed on The Nasdaq Small Cap Market since October 15, 1993. The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. Such information is compiled from various sources and is believed to be accurate although no assurance can be given. These over-the-counter market quotations reflect prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. In November 1996, the Company's Class A Warrants and Class B Warrants were de-listed from the Nasdaq SmallCap Market.

                                                Common Stock
                                                ------------

Fiscal Year 1993                           High              Low
----------------                           ----              ----
Fourth Quarter(1)                          $7-1/2            $2-1/8

Fiscal Year 1994                           High              Low
----------------                           ----              ---
First Quarter                              $3-1/8            $1-7/8
Second Quarter                             $2-5/8            $1
Third Quarter                              $2-3/4            $2-3/8
Fourth Quarter                             $3-3/8            $2-1/2

Fiscal Year 1995                           High              Low
----------------                           ----              ---
First Quarter                              $3-1/4            $7/8
Second Quarter                             $7/8              $1/4
Third Quarter                              $7/16             $3/8
Fourth Quarter                             $19/32            $3/8

Fiscal Year 1996                           High              Low
----------------                           ----              ---
First Quarter                              $1-1/8            $3/8
Second Quarter                             $15/16            $7/16
Third Quarter                              $13/16            $3/16
Fourth Quarter                             $3/4              $3/8

     (1) The Company's securities commenced trading on Nasdaq' SmallCap Market on October 15, 1993.

     The Class A and Class B Warrants were listed on the Nasdaq Small Cap Market on October 15, 1993. the high and low prices as reported by NASDAQ were as follows:

                            Class A Warrants          Class B Warrant
                            ----------------          ---------------
                            High        Low           High       Low
                            ----        ---           ----       ---

Fiscal Year 1993

Fourth Quarter              $2-3/8      $1/2          $1-9/16    $3/8

Fiscal Year 1994

First Quarter               $3/4        $3/16         $11/16     $1/8
Second Quarter              $5/16       $3/16         $1/4       $1/8
Third Quarter               $5/8        $1/4          $9/32      $1/8
Fourth Quarter              $13/16      $5/8          $13/16     $5/16

Fiscal Year 1995

First Quarter               $1-1/2      $-3/16        $1-1/8     $1/16
Second Quarter              $7/16       $1/16         $9/32      $1/16
Third Quarter               $9/32       $1/16         $5/32      $1/16
Fourth Quarter              $3/16       $1/8          $3/32      $1/16

Fiscal Year 1996

First Quarter               $*          $*            $*         $*
Second Quarter              $*          $*            $*         $*
Third Quarter               $1/16       $1/16         $1/16      $1/16
Fourth Quarter              $0          $0            $*         $*

-----------------
*Indicated security was not traded during this quarter.

     On March 31, 1997, the final quoted prices as reported by the Nasdaq SmallCap Market were $.4375 per share. As of March 31, 1997 there were 10,350,000 shares of Common Stock outstanding, held of record by approximately 32 record holders and 584 beneficial owners.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the Years Ended December 31, 1996 and December 31, 1995

     The Company had sales for the year ended December 31, 1996 and December 1995 of $1,474,629 and $1,328,220 respectively. Sales were derived predominantly from membership tuition sold in seven of the Company's karate centers of $1,282,920 for 1996 and $1,163,852 for the year ended 1995. The amount of other goods sold was $191,709 and $164,368 for 1996 and

1995 respectively.

     The 11% increase in sales of $146,409 was primarily attributable to the opening of the Ramsey store in March of 1996. Total sales for the six stores excluding Ramsey remained relatively constant form 1995 to 1996 although same store sales varied between the two periods.

     The net (loss) for the years ended December 31, 1996 and December 31, 1995 were $1,252,790 and $882,960 respectively. The increase in net (loss) can be attributed mainly to additional overhead expenses derived from the opening of the Ramsey store in March of 1996 and the Hicksville store in November 1995. The Company increased staffing and expanded its corporate offices for planned expansion which it later abandoned with its decision to sell of the majority of its assets of five of its subsidiaries and subsequently close their operations.

     The major components of the General and Administrative Expenses are as follows:

                                  December 31, 1996           December 31, 1995
                                  -----------------           -----------------

Professional Fees                      $   153,390                 $   86,602

Salaries and Payroll Taxes               1,042,500                    941,670

Rent                                       593,142                    462,804

Advertising and Promotional                177,346                    245,739

Utilities                                   62,522                     44,291

Office Expense and Other                   721,206                    527,812
Expenses

Total                                  $2,750,106                  $2,308,918
                                       ==========                  ==========


     The increase in salaries and payroll of $100,830 taxes during the year ended December 31, 1996 resulted from (i) hiring and training of staff for the Ramsey karate center, (ii) newly retained corporate and administrative staff for the Company's planned expansion including new vice president of operations, marketing director and operations manager. Professional fees increased by $66,788 primarily attributable to legal and accounting fees associated with the sale of the Company's assets and in connection with the preparation of the company's annual meeting and proxy. The Company also retained the services of a new accounting firm to offset the reduction in in-house accounting staff.

     Advertising and promotion expenses decreased by $68,393 despite the addition of new stores. This 28% decrease was due to the change in the mix of advertising media from radio broadcast to more localized methods. The increase in utilities and rents were due to the addition of the Ramsey studio in the first quarter of 1996 and the Hicksville store in the fourth quarter of 1995.

     On December 17, 1996 and January 10, 1997, the Company entered into five Asset Purchase Agreements, whereby the Company sold substantially all of the assets of its Hackensack, Ramsey, Paramus, Great Neck and Hicksville karate centers. In consideration for the purchase of the assets, the purchasers paid the Company $225,000 in cash, and an aggregate of $280,000 in three promissory notes. The purchasers also assumed the Company's liabilities in relation to certain real estate leases and student contracts fro which tuition was collected but services were not rendered. The Company recognized an approximate $383,000 loss on the sale of assets pertaining to this transaction. The $383,000 loss consists of the purchase price of $505,000 plus the $190,000 in deferred income less the net book value of the assets. The net book value of the assets sold was $1,078,000 which consists almost entirely of leasehold improvements for the five stores. The sale of the assets were approved by the Company's stockholders on March 25, 1997. Management anticipates a decrease in general and administrative expenses and net (losses) due to the sale of the assets of the five subsidiaries and the subsequent closing their operation. All five subsidiaries were operating in a loss position and had a negative cash flow at the time of the sale.

     On March 4, 1996, the Company entered into a limited partnership agreement with HEP II, L.P. a limited partnership, to license ancillary rights to two Motion Pictures which have since been produced. The Company has a 49% interest in HEP II and does not have any personal liability to any of the partners, creditors or debt of the partnership. The company contributed $1,500,000 to the capital of the partnership and will receive interest at the rate of 7% to be paid quarterly. During 1996, the Company earned interest of $87,500 on its capital contribution and received a partnership distribution of $292,000.

     On June 1, 1995 pursuant to a termination agreement, the Company terminated its joint venture agreement with Planet Kids Learning Centers. In connection with such termination, the Company received its $500,000 investment and $500,000 loan plus accrued interest. In addition, the Company was granted an option to purchase up to 150,000 shares of common stock of United Leisure Corporation at $.01 per share. In return for the option, the Company performed consulting services from June 1, 1995 through May 31, 1996. During November 1995, the Company fully exercised its options and purchased 150,000 shares of United Leisure Corporation for $1,500. In February of 1996, the Company sold its shares resulting in a gain of $448,359.

     On October 18, 1996, the Company entered into convertible preferred stock subscription agreement with the President of the Company and others subscribers pursuant to which an aggregate of 750,000 shares of the Company's preferred stock was purchased for $1.20 per share. The Company realized proceeds from this transaction of $900,000.

Liquidity and Capital Resources

     Cash and cash equivalents decreased for the years ended December 31, 1996 and 1995 by $1,394,885 and $925,423 respectively. Cash and cash equivalents utilized for operations for the years ended December 31, 1996 and 1995 was $930,886 and $924,959 respectively.

     Net cash and cash equivalents applied to investing activities was $456,499 for December 31, 1996. During 1996, the Company invested $1,500,000 in a limited partnership and purchased property and equipment of approximately $302,000 and marketable securities of approximately $427,000. Also during the year, the Company received proceeds from the sale of marketable securities of $1,478,000 and a partnership distribution of $292,000.

     During 1995, the Company received it's initial investment and loan receivable from the Joint Venture amounting to $1,000,000. The Company used this proceeds to purchase property and equipment and marketable securities.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Financial Statements on page F-1 for a listing of the financial statements.

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE  ACT.

     The following persons are the current executive officers and directors.

Name                       Age                     Position
----                       ---                     --------

Mark Glazier               34          Chairman of the Board, President, Chief
                                       Financial Officer and Director

Donald Southerton1         43          Vice President of Operations

Larry Kaufman 2            54          Chief Financial Officer

Richard A. Schechtman      35          Director

Kenneth Kliesch3           53          Secretary

Marc Zwetchenbaum          40          Director


---------------------------------
1 Donald Sutherton's employment was terminated on August 30, 1996. 2 Larry Kaufman's employment was terminated on April 15, 1996.
3 Kenneth Kliesch's employment was terminated April, 1996.

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

     MARK GLAZIER has been President and Chairman of the Board of the Company since its inception. He attended the American University in Washington, D.C. and also served as the Business Manager and Instructor at the Jhoon Rhee Institute, a karate school located in Kensington, MD, from 1981--1983. From 1984 to 1986, Mr. Glazier was a partner in, and Business Manager and Head Instructor of, USA Karate Institute, Inc. located in Bethesda and Gaithursburg MD. Mr. Glazier subsequently opened USA Karate and Fitness, Inc. in 1986 and provided management to a number of martial art companies, including Tiger Schulmann, Korean Martial Art Centers (located in New Jersey) and Pan American Tae Kwon Do (located in New Jersey). Mr. Glazier then opened the Company's Hasbrouck Heights location in 1987, its Whitehall and Bethlehem locations in 1990, the Hackensack location in 1992 and the Paramus location in 1993. Mr. Glazier is a master in both karate and tae kwon do.

     DONALD SOUTHERTON, was the Vice-President of Operations from September, 1995 to August 30, 1996. Mr. Southerton has an extensive background in the martial arts industry. From 1975 to 1995, he operated a chain of martial arts studios in New York. Mr. Southerton is on the board of directors of Educational Funding Company, the nation's largest martial arts tuition billing company. He has also served as a board member of U.S. Martial Arts Schools with more than 1200 affiliates worldwide.

     LARRY KAUFMAN, had been Chief Financial Officer of the Company from June 1994 until April 15, 1996. From 1977 to October 1993, Mr. Kaufman was Financial Vice President and on the Board of Directors of Basic Corp., a public company traded on the "pink sheets" of the over-the-counter market, which is engaged in the sales, service and leasing of equipment, chemicals and supplies to the commercial food service industry.

     RICHARD A. SCHECHTMAN, has been a Director of the Company since its inception. Mr. Schechtman has since September 1988 been the store manager of Dinette Gallery/All America Oak Furniture, a furniture store located in Yonkers, New York. From July 1986 to September 1988, Mr. Schechtman was a top sales representative of such store. Mr. Schechtman graduated in 1983 from University of Michigan with a Bachelors of Arts degree in Psychology.

     KENNETH KLIESCH, was the Secretary and the Director of Marketing and Merchandise Manager from 1992 until April 1996. Mr. Kliesch also served as an independent consultant from November 1996 until January 1997. From 1988 to 1992, Mr. Kliesch owned and operated a Sir Speedy Printing franchise in Hoboken, N.J. From 1972 to 1988, Mr. Kliesch served as the Advertising Manager of United States Testing Co., Inc., a nationwide laboratory testing company.


     MARC ZWETCHENBAUM, has served as a Director of the Company since March 1997. Mr. Zwetchenbaum has been general counsel since 1983 to Retail Recruiters/Spectra Professional Search International, Inc., a franchiser of personnel placement firms. Additionally, Mr. Zwetchkenbaum has served as outside counsel for Jan-Pro, a national commercial cleaning franchisor, as well as outside counsel for two major fitness corporations. He is a member of the Massachusetts, Rhode Island and Washington, D.C. bar associations. Marc Zwentchkenbaum, received his B.A., cum laude, from American University in 1979, and received his J.D. from the University of Miami School of Law in 1982.

     There are no family relationship among the directors and executive officers of the Company, except that Mr. Glazier is the brother-in-law of Mr. Schechtman.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Except as provided below, to the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended December 31, 1996, all Section 16(a)filing requirement applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

     For the year ended December 31, 1996, Mr. Donald Southerton (formerly the Vice President of Operations of the Company) and Mr. Larry Kaufman (formerly the Chief Financial Officer and Secretary of the Company) did not, to the Company's knowledge, file Form 4's reflecting their resignations.

Item 10. EXECUTIVE COMPENSATION.

     The following table sets forth for each of the last three fiscal years ended December 31, the remuneration paid by the Company to its Chief Executive officer and the Company's four most highly paid executive officers who received aggregate remuneration in excess of $100,000 during such year and to all executive officers as a group.

                           SUMMARY COMPENSATION TABLE


                                       Annual Compensation    Long-Term Compensation
                                                              Awards           Payouts

                                                            Securities
                                                            Underlying        All Other
Name and Principal Position   Year     Salary ($)    Bonus  Options/SARs(#)  Compensation
              (a)              (b)        (c)         (d)       (g)              (i)
Mark Glazier, President       1996      $330,395
  and Chairman of the Board   1995      $284,549             1,000,000
                              1994      $282,700

All Executive Officers        1996      $330,395
 as a Group (1 person)        1995      $346,440             1,000,000
                              1994      $282,700

Employment Agreement

     On March 30, 1993, the Company entered into an employment agreement for a five (5) year term (the "Employment Term") with Mark Glazier, President and Chairman of the Board of the Company. Pursuant to such employment agreement, Mr. Glazier will receive an annual salary of $260,000 per annum for the 1993 calendar year with annual ten percent (10%) increases effective January 1, 1994. In addition, Mr. Glazier will have the option (the "Option") during the Employment Term to purchase up to twenty percent (20%) of the Company's Common Stock, so long as the Company achieves certain pre-tax earnings targets. If the Company achieves earnings before interest, amortization, depreciation and the payment of taxes during the Employment Term, of not less than $500,000, $1,000,000 or $2,000,000 during any fiscal year, then Mr. Glazier shall have the right to purchase from the Company shares of Common Stock equal to 5%, 10% and 20% respectively, of the Company's Outstanding Common Stock, which shall be issued to him by the Company. "Outstanding Common Stock" means, as of the December 31, 1993 of the relevant fiscal year, the number of shares of Common Stock issued and outstanding, excluding all shares of Common Stock issuable upon exercise of warrants, options or any other security exercisable or exchangeable for, or convertible into, shares of Common Stock. For purposes of calculating whether Mr. Glazier is entitled to receive shares of Common Stock pursuant to the Option, the Company's earnings shall be calculated at the conclusion of each fiscal year during the Employment Term (as hereinafter defined). The purchase price for the shares of Common Stock purchasable pursuant to the Option shall be equal to $.50 per share.

     The Company does not anticipate that such shares will be registered when issued nor have any rights with respect to the registration thereof been granted by the Company to Mr. Glazier. Such shares will be considered "restricted securities" under Rule 144, but other restrictions on transfer will not limit the transfer thereof by Mr. Glazier. The employment agreement also provides for the use by Mr. Glazier of a Company car and for bonuses and other incentive compensation as the Board of Directors deems appropriate, based upon the Company's operating performance or other reasonable criteria. The criteria to be used to determine the amount of Mr. Glazier's bonuses and other incentive compensation has not yet been set by the Board of Directors. It should be noted

that Mr. Glazier will be involved in determining the bonus policies for the Company's employees. Although he will not directly participate in determining the amount of his own bonus, the policies instituted by the Company may influence his bonus. Such bonuses and other compensation may be substantial.

     On May 16, 1995, the Company granted Mark Glazier, President of the Company an option to purchase from the company at any time commencing on this date through May 16, 2000, 1,000,00 shares of common stock at an exercise price of $.30 per share.

     On October 21, 1996, the Company granted to a director of the Company options to purchase 75,000 shares of common stock at an exercise price o $.38 per share, commencing April 21, 1997 through April 21, 2006.

     On October 28, 1996, the Company granted incentive stock options to an employee to purchase at any time commencing on April 28, 1997 through April 28, 2002, 50,000 shares of common stock at an exercise price of $.53 per share.

     On October 28, 1996, the Company granted incentive stock options to an employee to purchase at any time commencing on April 28, 1997 through April 28, 2002, 5,000 shares of common stock at an exercise price of $.53 per share.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of March 31, 1995 with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) any holder of more than five (5%) percent of the outstanding shares; and (ii) the Company's officers and directors; and (iii) the directors and officers of the Company as a group.

                                Number of Shares       Percentage (%)
Name and Address                of Common Stock        of Class
of Beneficial Owner             Beneficially Owned(1)  Outstanding (2)
-------------------             ---------------------  ---------------

Mark Glazier (3)                10,251,000(4)           61.4%
c/o Master Glazier's
  Karate International, Inc.
377 Hoes Lane
Piscataway, NJ  08854

Richard A. Schechtman(5)            75,000                .7%
98 Heritage Drive
New City, NY  10956

Fair Lane, LLC(6)                4,500,000              33.7%
6900 N. Andrews Avenue
Suite 500

Fort Lauderdale, FL 33309

Kenneth Kliesch(7)                    ---              ---
c/o Master Glazier's
  Karate International, Inc.
377 Hoes Lane
Piscataway, NJ  08854

Directors and Officers
 as a Group (4 persons)         10,326,001(4)           61.6%
                                ------------

(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (4) to Item 403 of Regulation S-B of the Securities Exchange Act.
(2) Percentage of Class based upon 10,350,000 shares of Common Stock outstanding on the Record Date.
(3) Mr. Glazier is the Chairman of the Board, President and Chief Financial Officer of the Company.
(4) Includes (i) 1,000,000 shares of Common Stock issuable to Mr. Glazier upon the exercise of an option held by him at an exercise price of $.30 per share and (ii) 5,333,334 shares of Common Stock issuable to Mr. Glazer upon the exercise of an option issued to Mr. Glazier in December 1996. Such option is exercisable commencing on April 17, 1997 at an exercise price of $.0001 per share. See "Certain Transactions".
(5)  Director.
(6) Includes 3,000,000 shares of Common Stock issuable to Fair Lane, LLC upon the exercise of an option issued to Fair Lane, LLC in December 1996. Such option is exercisable commencing April 17, 1997 at an exercise price of $.0001 per share.
(7)  Mr. Kliesch was the Secretary of the Company until April, 1996.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      On September 1, 1987, Mr. Glazier acquired all of the outstanding shares of Common Stock of Richard Raciti, Inc. ("Richard Raciti") for $9,907. Richard Raciti was incorporated on October 26, 1986 and operated a karate studio prior to the acquisition by Mr. Glazier. In September 1987, Mr. Glazier changed the name from Richard Raciti, Inc. to U.S.A. Karate & Fitness, Inc. and commenced operating a Karate Center in Hasbrouck Heights, NJ. In March 1993, this location was converted from a Karate Center into an aerobics studio and such corporation changed its name to Body Motion Women's Aerobics, Inc. ("Body Motion"). Karate students were afforded the opportunity to transfer to the Company's Karate Center in Hackensack, NJ. The Aerobics Center was sold in April of 1994.

     On January 22, 1990, Mr. Glazier incorporated Allentown Karate Associates, Inc., a Pennsylvania corporation ("Allentown Karate"). In January 1990, Mr. Glazier purchased 45 shares of Class A Voting Common Stock of Allentown Karate for $1149, Scott Van Dine, an instructor with the Company, purchased 45 shares of Class B Non-Voting Common Stock of Allentown Karate for $1148 and Allentown Karate commenced operating a Karate Center in Whitehall, PA.


     On August 28, 1990, Mr. Glazier incorporated Bethlehem Karate, Inc., a Pennsylvania corporation ("Bethlehem Karate"). In August 1990, Mr. Glazier purchased 40 shares of Class A Voting Common Stock and 50 shares of Class B Non-Voting Common Stock of Bethlehem Karate for $5,000, Jordan Belfort, President and principal stockholder of the Underwriter, purchased 10 shares of Class A Voting Common Stock and 100 shares of Class B Non-Voting Common Stock of Bethlehem Karate for $40,000, and Bethlehem Karate commenced operating a Karate Center in Bethlehem, PA. In July 1991, Mr. Belfort made a capital contribution of $20,000 to Bethlehem Karate, and simultaneously therewith, Mr. Glazier, in lieu of a cash investment, surrendered, as a corresponding capital contribution, 10 shares of Class B Non-Voting Common Stock of Bethlehem Karate to be retained as treasury shares.

     In December 1992, Mr. Belfort made an additional capital contribution of $100,000 to Bethlehem Karate, and simultaneously therewith, Mr. Glazier, in lieu of a cash investment, surrendered, as a corresponding capital contribution, 30 shares of Class A Voting Common Stock of Bethlehem Karate to be retained as treasury shares. As a result of these transactions, Mr. Glazier held 10 shares of Class A Voting Common Stock and 40 shares of Class B Non-Voting Common Stock of Bethlehem Karate and Mr. Belfort held 10 shares of Class A Voting Common Stock and 100 shares of Class B Non-Voting Common Stock of Bethlehem Karate. Mr. Glazier and Mr. Belfort in December 1992 entered into a voting Trust Agreement ("The Voting Trust Agreement") pursuant to which Mr. Glazier acquired the right to vote all shares of Voting Common Stock held by Mr. Belfort on all matters on which stockholders were entitled to vote. Mr. Glazier retained the right to vote the shares of the Company held by Mr. Belfort until the earlier of (i) the date on which Mr. Belfort transfers or sells his shares to the public or (ii) December 1, 1998. However, on September 17, 1993, Mr. Belfort sold all shares of Common Stock held by him to MG Holdings, Inc., a Delaware corporation wholly owned by Mr. Glazier, and therefore, the Voting Trust Agreement was simultaneously canceled therewith.

     On July 2, 1991, Mr. Glazier incorporated Master Glazier's Karate International, Inc., a
                                       27

New Jersey corporation ("MGKI-NJ"). In August 1992, Mr. Glazier purchased 100 shares of Common Stock of MGKI-NJ for $33,188 and MGKI-NJ commenced providing management, marketing and financial advisory services to the Karate Centers.

     In July 1992 Mr. Glazier made a non-interest bearing loan of $64,984 to the Company and, in January 1993, Mr. Glazier loaned $100,000 to the Company in exchange for an 8% promissory note.

     On August 25, 1992, Mr. Glazier incorporated Paramus Karate, Inc., a New Jersey corporation ("Paramus Karate"). In August 1992, Mr. Glazier purchased 100 shares of Common

Stock of Paramus Karate for $1.00. In May 1993, Paramus Karate commenced operating a Karate Center in Paramus, NJ.


     On September 16, 1992, Mr. Glazier incorporated Hackensack Karate, Inc., a New Jersey corporation ("Hackensack Karate"). In September 1992, Mr. Glazier purchased 100 shares of Common Stock of Hackensack Karate for $1.00. In December 1992, Hackensack Karate commenced operating a Karate Center in Hackensack, NJ.

     On January 1, 1993, Mark Glazier, the Company's President and founder, loaned $100,000 to MGKI-NJ in exchange for an 8% promissory note due upon demand. As a result of the merger of MGKI-NJ with and into the Company, the Company assumed the obligation to repay such note by operation of law. This loan was repaid by the Company in October 1993, utilizing a portion of the proceeds from the Company's initial public offering of securities.

     The Company was incorporated on March 22, 1993. None of the Company's securities were issued prior to March 31, 1993. As of that date, the Company purchased 45 shares of Class B Non-Voting Common Stock of Allentown Karate from Scott Van Dine, an instructor with the Company, and delivered 55,000 shares of the Company's Common Stock as payment therefor. As a result of such transaction, the shares of Class B Non-Voting Common Stock repurchased from Mr. Van Dine were canceled, Mr. Van Dine became the sole stockholder of the Company and Mr. Glazier became the sole shareholder of Allentown Karate.

     In April 1993, Mr. Glazier transferred (i) 100 shares of Common Stock of Body Motion, representing all of the outstanding shares of capital stock of Body Motion, for 10 shares of Class B Non-Voting Common Stock of Bethlehem Karate,
(ii) 45 shares of Class A Common Voting Stock of Allentown Karate, representing all of the outstanding shares of capital stock of Allentown Karate, for 10 shares of Class A Voting Common Stock of Bethlehem Karate, (iii) 100 shares of Common Stock of Hackensack Karate, representing all of the outstanding shares of capital stock of Hackensack Karate, for 10 shares of Class A Voting Common Stock of Bethlehem Karate and (iv) 100 shares of Common Stock of Paramus Karate, representing all of the outstanding shares of capital stock of Paramus Karate, for 10 shares Class A Voting Common Stock of Bethlehem Karate. As a result of such transactions, Mr. Glazier owned an aggregate of 40 shares of Class A Voting Common Stock and 50 shares of Class B Non-Voting Common Stock of Bethlehem Karate, Mr. Belfort owned an aggregate of 10 shares of Class A Voting Common Stock and 100 shares of Class B Non-Voting Common Stock of Bethlehem Karate, and Bethlehem Karate held all of the outstanding capital stock of Body Motion, Allentown Karate, Hackensack Karate and Paramus Karate.

     Effective as of June 25, 1993, Bethlehem Karate and MGKI-NJ were merged with and into the Company. Pursuant to the terms of the merger, each outstanding share of Bethlehem Karate was entitled to receive 7,500 shares, and each outstanding share of MGKI-NJ was entitled to receive 1,500 shares, of the Company's Common Stock.

     On the effective date of the merger, Mr. Glazier received an aggregate of 675,000 shares of the Company's Common Stock in exchange for 40 shares of Class A Voting Common Stock and 50 shares of Class B Non-Voting Common Stock of Bethlehem Karate as well as 150,000 shares of the Company's Common Stock in exchange for 100 shares of Common Stock of MGKI-NJ. In addition, Mr. Belfort received an aggregate of 825,000 shares of the Company's

Common Stock in exchange for 10 shares of Class A Voting Common Stock and 100 shares of Class B Non-Voting Common Stock of Bethlehem Karate. Effective as of June 26, 1993, the Company effected a 1.81818-for-one stock split with respect to the shares of its Common Stock. As a result of such stock split, Mr. Glazier and Mr. Belfort each owned 1,500,000 shares of Common Stock of the Company.

     In view of the NASDAQ Industry Panel's initial decision regarding the rejection of the Company's listing application, on September 17, 1993, MG Holdings, Inc., a Delaware corporation wholly owned by Mr. Glazier ("MG Holdings"), and Mr. Belfort entered into a Stock Purchase Agreement, pursuant to which MG Holdings purchased 1,500,000 shares of Common Stock from Mr. Belfort. As consideration for such shares of Common Stock, MG Holdings delivered a promissory note to Mr. Belfort in the aggregate principal amount of $3,750,000, bearing interest at the rate of four percent (4%) per annum and due and payable on September 20, 1995. Simultaneously therewith, Mr. Belfort and Mr. Glazier canceled the Voting Trust Agreement. As a result, Mr. Belfort does not hold any shares of capital stock of the Company, nor does he have any rights to acquire shares of capital stock of the Company. MG Holdings repaid the note in full in 1995.

     In connection with the execution by the Company of the lease for the Karate Center located in Hackensack. Mr. Glazier has agreed to personally guarantee the Company's obligations thereunder. In exchange for such guarantees, the Company has agreed to indemnify Mr. Glazier with respect any loss he may incur in connection therewith.

     On October 18, 1996, the Company entered into convertible preferred stock subscription agreements (the "Agreements") with each of Mark Glazier (the Registrant's President and Chairman of the Board), Fair Lane, LLC., Cristine Cowan, Euro Translation Limited and CRC Partners, Ltd. (collectively, the "Subscribers") pursuant to which the Subscribers purchased an aggregate of 750,000 shares of the Registrant's Series A Preferred Stock (the "Preferred Stock") for $1.20 per share. The shares of Preferred Stock were convertible at any time after April 18, 1997 into twenty (20) shares of the Registrant's Common Stock so long as the Company amended its Certificate of Incorporation to authorize a sufficient number of shares of Common Stock. Each share of Preferred Stock had ten (10) votes per share on matters presented to the shareholders for a vote.

     On December 26, 1996, the Company entered into a Stock Exchange Agreement (the "Stock Exchange Agreement") with Mark Glazier, Fair Lane, LLC, Cristine Cowan, Euro Translation Limited and CRC Partners, Ltd. (collectively, the "Preferred Stockholders") pursuant to which the Preferred Stockholders exchanged an aggregate of 750,000 shares of the Company's Series A Preferred Stock (the "Preferred Stock") for 5,000,000 shares (the "Common Shares") of common stock of the Company, par value $.0001 per share (the "Common Stock"), and 10,000,000 options (the "Investor Options") each exercisable to purchase one (1) share of Common Stock. The Investor Options become exercisable on April 17, 1997 at an exercise price of $.0001 per share so long as not less than 30,000,000 shares of Common Stock are authorized for issuance. As a result of the transaction, there are currently no shares of Series A Preferred Stock issued and outstanding.

                                     PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 10-KSB

(a)(1) Financial Statements.

     The following Financial Statements are included in Part II, Item 8:

Independent Auditor's Report                                   F-2

Consolidated Balance Sheet as of December 31, 1996             F-3

Consolidated Statements of Operations for the years ended
  December 31, 1996 and 1995                                   F-4

Consolidated Statements of Stockholders'
  Equity for the years ended December 31,
  1996 and 1995                                                F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996 and 1995                                   F-6 - F-7

Notes to Financial Statements                                  F-8 - F-16

(a)(2) Financial Statement Schedules

     All schedules are omitted because they are not applicable or the information required is included in the financial statements and notes thereto.

(a) (3)   Exhibits

    1.01*     Revised Form of Underwriting Agreement.

    1.02*     Revised Form of Selected Dealers Agreement.

    3.01*     Certificate of Incorporation of the Company.

    3.02*     Amended By-Laws of the Company.

    3.03*     Certificate of Incorporation of Body Motion Women's Aerobics, Inc.

    3.04*     Certificate of Incorporation of Allentown Karate Associates, Inc.

    3.05*     Certificate of Incorporation of Bethlehem Karate, Inc.

    3.06*     Certificate of Incorporation of Hackensack Karate, Inc.

    3.07*     Certificate of Incorporation of Master Glazier's Karate

              International, Inc.

    3.08*     Certificate of Incorporation of Paramus Karate, Inc.

    3.09* Plan and Agreement of Merger of Bethlehem Karate, Inc., a Pennsylvania corporation, Master Glazier's Karate International, Inc., a New Jersey corporation, with and into Master Glazier's Karate International, Inc., a Delaware corporation.

    4.01*     Specimen Certificate for shares of Common Stock.

    4.02* Specimen Certificate for Class A Redeemable Common Stock Purchase Warrant.

    4.03* Specimen Certificate for Class B Redeemable Common Stock Purchase Warrant.

    4.04* Form of Warrant Agreement by and among the Company, the Underwriter and American Stock Transfer & Trust Company.

    4.05*     Revised Form of Underwriter's Unit Purchase Option.

    4.06      [Intentionally Left Blank]

    5.01*     Opinion of Bernstein & Wasserman, as counsel to the Company.

    5.02      [Intentionally Left Blank]

   10.01*     Employment Agreement between the Company and Mark Glazier.

   10.02* Voting Trust Agreement between Mark Glazier and Jordan Belfort dated as of December 1, 1992.

   10.03*     Retainer Agreement with Bonomo, Inc.

    10.04* Subscription Agreement between Jordan Belfort and Bethlehem Karate, Inc. dated as of August 30, 1990.

   10.05*     Lease for Whitehall, Pennsylvania Karate Center.

   10.06*     Lease for Bethlehem, Pennsylvania Karate Center.

   10.07*     Lease for Hasbrouck Heights, New Jersey Aerobics Center.

   10.08*     Lease for Paramus, New Jersey Karate Center.

   10.09*     Lease for Hackensack, New Jersey Karate Center.

   10.10*     Lease for Elizabeth, New Jersey facility.


   10.11*     Form of Bridge Loan Documents.

   10.12*     Purchase Agreement between Bethlehem Karate, Inc. and Scott Van
              Dine.

   10.13* Stock Purchase Agreement dated as of September 20, 1993, by and between MG Holdings, Inc. and Jordan Belfort.

   10.14*     Amendment to Bridge Loan Agreement between the Company and Don
              Jen,Inc.

   10.15*     Promissory Note dated January 1, 1993 issued by MGKI-NJ to Mark
              Glazier

   10.16*     Lease for Great Neck, New York Karate Center.

   10.17**    Lease for Hicksville, New York Karate Center.

   10.18**    Lease for Ramsey, New Jersey Karate Center.

   10.19*** Asset Purchase Agreement, dated December 17, 1996 by and between Paramus Karate, Inc. and Central Bergen Karate, Inc.

   10.20*** Asset Purchase Agreement, dated December 17, 1996 by and between Hackensack Karate, Inc. and Southern Bergen Karate, Inc.

   10.21*** Asset Purchase Agreement, dated December 17, 1996 by and between Hicksville Karate, Inc. and Central Nassau Karate, Inc.

   10.22*** Asset Purchase Agreement, dated December 17, 1996 by and between Ramsey Karate Center, Inc. and Northern Bergen Karate, Inc.

   10.23*** Asset Purchase Agreement, dated January 10, 1997 by and between Great Neck Karate, Inc. and Northern Nassau Karate, Inc.

   24.02      Consent of Mortenson & Associates, P.C.
--------

     * Incorporated by Reference to the Company's Registration Statement on Form SB-2, File No. 33-63008--NY.

    ** Incorporated by Reference to the Company's Form 10-KSB for the year ended December 31, 1995.

   *** Incorporated by Reference to the Company's definitive proxy statement filed pursuant to Section 14A of the Securities Exchange Act of 1934, filed with the Commission on February 19, 1997.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: Piscataway, New Jersey
       April 15, 1997

                           MASTER GLAZIER'S KARATE INTERNATIONAL, INC.

                           By: /s/ Mark Glazier
                               -----------------------------------------
                               Name:  Mark Glazier
                               Title: President and Chief Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

   Signature                              Title                    Date
   ---------                              -----                    ----

/s/ Mark Glazier
--------------------------      President, Chief Financial     April 15, 1997
    Mark Glazier                Officer and Director


/s/ Richard Schechtman
--------------------------      Director                       April 15, 1997
  Richard Schechtman


--------------------------      Director                       April 15, 1997
  Marc Zwetchenbaum

MASTER GLAZIER'S KARATE INTERNATIONAL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                                                                    Page to Page

Item 7:  Financial Statements

Independent Auditor's Report......................................... F-2..

Consolidated Balance Sheet as of December 31, 1996................... F-3..

Consolidated Statements of Operations for the years ended

December 31, 1996 and 1995........................................... F-4..

Consolidated Statements of Stockholders' Equity for the years ended

December 31, 1996 and 1995........................................... F-5..

Consolidated Statements of Cash Flows for the years ended

December 31, 1996 and 1995 .......................................... F-6.. F-7

Notes to Consolidated Financial Statements........................... F-8.. F-16

                          . . . . . . . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of Master Glazier's Karate International, Inc.
     Piscataway, New Jersey

     We have audited the accompanying consolidated balance sheet of Master Glazier's Karate International, Inc. and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Master Glazier's Karate International, Inc. and its subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                   MOORE STEPHENS, P. C.
                                                   Certified Public Accountants.

Cranford, New Jersey
April 4, 1997

MASTER GLAZIER'S KARATE INTERNATIONAL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996.
--------------------------------------------------------------------------------

Assets:
Current Assets:
     Cash and Cash Equivalents                                 $ 1,332,776
     Cash Held in Escrow                                         1,125,000
     Accounts Receivable - Net                                      77,783
     Inventory                                                      41,588
     Prepaid Expenses and Miscellaneous Receivables                 16,174
     Notes Receivable - Current Portion                             74,667
                                                                    ------

     Total Current Assets                                        2,667,988
                                                                 ---------

Property and Equipment:
     Office Equipment                                               51,009
     Furniture and Fixtures                                         84,254
     Leasehold Improvements                                        100,209
     Vehicles                                                       50,326
                                                                    ------

     Total - At Cost                                               285,798
     Less: Accumulated Depreciation                                155,569
                                                                   -------

     Property and Equipment - Net                                  130,229
                                                                   -------

Other Assets:
     Investment in Limited Partnership                           1,208,000
     Security Deposits                                              39,094
     Notes Receivable - Long-Term                                  205,333
                                                                   -------

     Total Other Assets                                          1,452,427
                                                                 ---------

     Total Assets                                              $ 4,250,644
                                                                 =========

Liabilities and Stockholders' Equity:
Current Liabilities:
     Accounts Payable and Accrued Expenses                     $   175,943
     Deferred Revenue                                              285,667
                                                                   -------

     Total Current Liabilities                                     461,610

                                                                   -------

Deferred Revenue                                                    71,114
                                                                    ------

Commitments and Contingencies                                           --
                                                                    -------

Stockholders' Equity:
     Preferred Stock, No Par Value; 1,000,000 Sha                       --

     Common Stock, $.0001 Par Value 40,000,000 Sh
         Authorized, 2,070,000 Issued and Outstan                      207

     Paid-in Capital                                             8,280,820

     Accumulated Deficit                                        (4,563,107)
                                                                ----------

     Total Stockholders' Equity                                  3,717,920
                                                                ----------

     Total Liabilities and Stockholders' Equity                $ 4,250,644
                                                                 =========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                          Years ended
                                                          December 31,
                                                     ---------------------
                                                     1 9 9 6       1 9 9 5
                                                     -------       -------

Net Sales                                         $  1,474,629   $  1,328,220
                                                  ------------   ------------

Costs and Expenses:
     Costs of Accessories Sold                         158,365        131,421
     Salaries and Payroll Taxes                      1,042,500        941,670
     Rent Expense                                      593,142        462,804
     Other General and Administrative Expenses       1,114,464        904,444
                                                     ---------        -------

     Total Costs and Expenses                        2,908,471      2,440,339
                                                     ---------      ---------

     Loss from Operations                           (1,433,842)    (1,112,119)
                                                    ----------     ----------

Other Income [Expense]:
     Interest Income                                   167,521        219,831
     Gain on Sale of Investment                             --          6,791
     Gain on Sale of Securities                        438,527          2,537
     Loss on Sale of Assets                           (424,996)            --
                                                      --------             --

     Other Income - Net                                181,052        229,159
                                                       -------        -------

     Net Loss                                     $ (1,252,790)  $   (882,960)
                                                    ==========       ========

     Net Loss Per Share                           $      (1.16)  $      (0.83)
                                                    ==========       ========

     Weighted Average Shares Outstanding             1,083,699      1,070,000
                                                     =========      =========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                     Preferred Stock         Common Stock
                                    ------------------     -----------------                              Unrealized     Total
                                    Number of              Number of            Paid-in      Accumulated   Holding    Stockholders'
                                     Shares     Amount      Shares    Amount    Capital        Deficit      Gain         Equity
                                     ------     ------      ------    ------    -------        -------      ----         ------

     Balance - December 31, 1994         --   $      --   1,070,000  $   107  $ 7,388,420   $(2,427,357) $      --   $ 4,961,170

Net Loss for the year ended
     December 31, 1995                   --          --          --      --            --      (882,960)        --      (882,960)

Unrealized Holding Gain                  --          --          --      --            --            --    345,507       345,507
                                   --------     -------   ---------   ------   ----------     ---------   --------     ---------

     Balance - December 31, 1995         --          --   1,070,000     107     7,388,420    (3,310,317)   345,507     4,423,717

Issuance of Preferred Stock - Net
     of Stock Issuance Costs        750,000     900,000          --      --        (7,500)           --         --       892,500

Stock Exchange Agreement           (750,000)   (900,000)  1,000,000     100       299,900            --         --      (600,000)

Paid-in Capital from Anticipated
     Exercise of Stock Options           --          --          --      --       600,000            --         --       600,000

Net Loss for the year ended
     December 31, 1996                   --          --          --      --            --    (1,252,790)        --    (1,252,790)

Realized Gain on Marketable
     Securities                          --          --          --      --            --            --   (345,507)     (345,507)
                                   --------     -------   ---------   ------   ----------     ---------   --------     ---------

     Balance - December 31, 1996         --   $      --   2,070,000  $  207   $ 8,280,820   $(4,563,107) $      --   $ 3,717,920
                                   ========     =======   =========   ======   ==========     =========   ========     =========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                 Years ended
                                                                 December 31,
                                                          ------------------------
                                                            1 9 9 6        1 9 9 5
                                                            -------        -------

Operating Activities:
     Net Loss                                             $(1,252,790)  $  (882,960)
                                                          -----------   -----------
     Adjustments to Reconcile Net Loss to Net
         Cash Used for Operating Activities:
         Depreciation and Amortization                        145,998       108,916
         Provision For Doubtful Accounts                       10,140        24,079
         Gain on Sale of Securities Available for Sale       (438,527)       (2,537)
         Gain on Sale of Investment                                --        (6,791)
         Equity in [Loss] of Joint Venture                         --         6,791
         Loss on Sale of Assets                               424,996            --

     Changes in Assets and Liabilities:
         [Increase] Decrease in:
              Accounts Receivable                             (28,640)      (17,751)
              Interest Receivable                                  --        20,000
              Security Deposits                               (11,940)      (19,257)
              Inventory                                        15,439       (39,672)
              Prepaid Expenses                                 22,546        (7,231)
              Miscellaneous Receivable                         17,299       (13,463)

     [Decrease] Increase in:
         Accounts Payable and Accrued Expenses                (62,428)      (34,671)
         Payroll and Sales Tax Payable                             --        (3,396)
         Deferred Revenue                                     227,021       (57,016)
                                                          -----------   -----------

         Total Adjustments                                    321,904       (41,999)
                                                          -----------   -----------

     Net Cash - Operating Activities                         (930,886)     (924,959)
                                                          -----------   -----------

Investing Activities:
     Purchase of Property and Equipment                      (302,286)     (390,374)
     Investment - United Leisure - Joint Venture                   --       500,000

     Notes Receivable - United Leisure - Joint Venture             --       500,000
     Investment in Limited Partnership                     (1,500,000)           --
     Start-Up Costs                                             2,955          (322)
     Purchase of Securities Available for Sale               (426,750)   (1,064,207)
     Proceeds From Sales of Securities Available for Sale   1,477,582       454,439
     Partnership Distribution                                 292,000            --
                                                          -----------   -----------

     Net Cash - Investing Activities                         (456,499)         (464)
                                                          -----------   -----------

Financing Activities:
     Preferred Stock Issuance Costs                            (7,500)           --
                                                          -----------   -----------

     Net [Decrease] in Cash and Cash Equivalents           (1,394,885)     (925,423)

Cash and Cash Equivalents - Beginning of Years              2,727,661     3,653,084
                                                          -----------   -----------

     Cash and Cash Equivalents - End of Years             $ 1,332,776   $ 2,727,661
                                                          ===========   ===========


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                              Years ended
                                                              December 31,
                                                              ------------
                                                          1 9 9 6     1 9 9 5
                                                          -------     -------
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the years for:
         Taxes                                            $   --      $    --
         Interest                                         $   --      $    --

Supplemental Schedule of Non-Cash Investing Activities:

      During October 1996, the Company sold 750,000 shares of its preferred stock for $1.20 per share. The proceeds were held in an attorney's trust account at December 31, 1996 and subsequently released to the Company in January 1997.

      During December 1996, the Company entered into Asset Purchase Agreements, whereby the Company sold substantially all of the assets of five of its karate centers and received $225,000 in cash [which was held in escrow] and $280,000 in notes receivable. The $225,000 was released to the Company in April 1997.

The Accompanying Notes are an integral Part of These Consolidated Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[1] Nature of Operations

Master Glazier's Karate International, Inc. a Delaware corporation [the "Company"], incorporated on March 22, 1993, manages and operates Master Glazier Karate Centers located in the Northeastern United States through its several wholly-owned subsidiaries. At December 31, 1996, the Company presently owns and operates two karate centers.

During December 1996, the Company entered into Asset Purchase Agreements, whereby, the Company sold substantially all of the assets of five of its karate centers in New York and New Jersey [See Note 16].

The Company is engaged in the martial arts instruction service and offers various belt courses on a membership basis. The Company's sales result primarily from memberships sold at each center.

[2] Summary of Significant Accounting Policies

[A] Consolidated Financial Statements - The Company's financial statements are consolidated based on the controlling financial interests of the Company. All material intercompany transactions have been eliminated.

[B] Revenue Recognition - Revenue is recognized by the Company over the term of the customer contracts. Included in each contract, is a $99 non-refundable registration fee which is recognized immediately as revenue. The average length of the customers initial contract for most belt courses is primarily 10-20 months. The average length of a black belt contract is primarily 30-36 months.

[C] Accounts Receivable - The Company establishes an allowance for doubtful accounts based on historical bad debt experience. The allowance for doubtful accounts at December 31, 1996 was $18,964.

[D] Inventory - Inventory consists of martial arts products and clothing and is valued at the lower of the cost [determined on the first-in, first-out basis] or market.

[E] Net [Loss] Per Share - The net [loss] per share has been computed based upon the weighted average number of shares outstanding. No dual presentation of earnings [loss] per share is presented because inclusion of the Company's warrants and options as common stock equivalents would be anti-dilutive.

[F] Property and Equipment and Depreciation - Property and equipment are carried at cost, less accumulated depreciation and amortization. Expenditures for normal repairs and maintenance are charged against income as incurred. Depreciation and amortization are provided over the estimated useful lives of the assets, using the straight-line and double declining methods as follows:

Vehicles                                    5 years

Furniture, Fixture and Office Equipment     7 years
Leasehold Improvements                      Shorter of Useful Life of Assets or
                                            Length of Lease Term

All expenditures for betterments and additions are capitalized.

Depreciation expense for the years ended December 31, 1996 and 1995 was $145,998 and $108,916, respectively.

[G] Cash and Cash Equivalents - The Company considers certain highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had approximately $1,250,000 of cash equivalents at December 31, 1996.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies [Continued]

[H] Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

[I] Advertising Costs - Advertising costs are expensed as incurred. Advertising expense amounted to $171,121 and $245,739 for the years ended December 31, 1996 and 1995, respectively.

[J] Concentrations of Credit Risk - Financial instruments which potentially subject the company to concentrations of credit risk are cash and cash equivalents and accounts receivable, arising from its normal business activities. The Company establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company had approximately $3,000 of cash subject to such risk at December 31, 1996.

[K] Sales Returns - Under New Jersey, Pennsylvania and New York State law, the Company is required to return the unearned portion of membership fees to karate members upon the occurrence of certain events. The Company does not currently maintain a reserve account for the return of membership fees because it believes that any such reserve would be insignificant.

[L] Stock Options - On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments [collectively, "Options"] issued to employees, however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

[M] Reclassification - Certain prior year amounts have been reclassified to conform with the current year's presentation.

[3] Cash in Escrow

At December 31, 1996, the Company had $1,125,000 held in escrow. Of this amount, $225,000 pertained to the Asset Purchase Agreement and $900,000 pertained to the Stock Exchange Agreement. Total amount became unrestricted in 1997 and was deposited into the Company's bank account.

[4] Marketable Securities

The Company has classified its investments in marketable securities as "Available for Sale" pursuant to Statement of Financial Accounting Standards ["SFAS"] No. 115, "Accounting For Certain Investments in Debt and Equity Securities". Such investments are required to be reported at fair value, with unrealized gains and losses shown as a separate component of stockholders equity.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------

[4] Marketable Securities [Continued]

Realized gains and losses are determined on the basis of sales price compared to original cost. Cost is determined under the specific identification method. During the years ended December 31, 1996 and 1995, sales proceeds and gross realized gains and losses on securities classified as available for sale were:


                                  1 9 9 6            1 9 9 5
                                  -------            -------

Sales Proceeds                   $1,477,582         $ 450,902
Gross Realized Losses            $    9,832         $      --
Gross Realized Gains             $  448,359         $   2,537

The net realized gains of $438,527 and $2,537 are shown on the Statements of Operations for the years ended December 31, 1996 and 1995, respectively.


During 1996, there was a $345,507 decrease in the unrealized holding gain which is reflected on the Statements of Stockholders' Equity.

[5] Notes Receivable

Notes receivable consist of three promissory notes that the Company received pursuant to the Asset Purchase Agreements [See Note 16]. The notes are in the aggregate principal amount of $280,000 and do not bear interest. The notes are to be repaid in monthly installments over a 30 month period beginning May 1, 1997. The notes are collateralized by the assets transferred to the purchasers and are personally guaranteed by the President of the purchasers. Management believes that if such repayment should not occur, that the pledged collateral and personal guarantee provided will enable the Company to receive the full principal amount.

[6] Deferred Revenue

Deferred revenue consists of prepaid memberships.

[7] Commitments

The Company occupies certain stores and office facilities under lease agreements expiring in 2009 which are classified as operating leases. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. The leases contain clauses which permit adjustments of lease payments based upon changes in the "Consumer Price Index," and additional payments for a proportionate share of real estate taxes and common area operating expenses. Rent expense, including real estate taxes, was $593,142 and $462,804 for the years ended December 31, 1996 and 1995, respectively.

The following is an analysis of operating lease commitments assuming all renewal options are exercised.

December 31,
------------
 1997                                     $139,490
 1998                                      144,391
 1999                                      119,852
 2000                                      100,920
 2001                                       70,050
 Thereafter                                169,000
                                                   -------

         Total Minimum Payments Required          $743,703
         -------------------------------          ========

In 1997, pursuant to the Asset Purchase Agreements, the Company paid $76,375 to two of its landlords to secure the consent of the landlords to the assignment of the leases by the Company to the purchasers [See Note 16].

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------

[8] Fair Value of Financial Instruments

Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by balance sheet classifications as of December 31, 1996:

                                Carrying           Fair
                                 Amount            Value
                                --------           -----

Notes Receivable              $  280,000         $  251,000
                              ===========        ===========

In assessing the fair value of financial instruments, the Company was required to make assumptions, which were based on estimates of market conditions and risk existing at that time. For certain instruments, including cash and cash equivalents, trade receivables, and payables, management estimates that the carrying amount approximated fair value for the majority of these instruments because of their short maturities.

[9] Income Taxes

At December 31, 1996, the Company has available, $3,913,679 of unused operating loss carryforwards which expire in 2006. Generally accepted accounting principles require the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. As a result, the Company has a deferred tax asset of $1,330,650. Realization of the tax asset is dependent upon future events affecting utilization of these carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, a valuation allowance has been established for the full amount of the tax asset.

[10] Related Parties

Commencing April, 1, 1993, the Company entered into a lease agreement with a company affiliated with an officer of the Company. The lease was terminated as of April 30, 1996. Rent expense amounted to $8,000 and $24,000 for the years ended December 31, 1996 and 1995, respectively.

In December 1996, the Company transferred ownership of training equipment to the President of the Company in lieu of compensation pursuant to the employment agreement. The training equipment had a net book value of $29,342.

[11] Employment Agreement


On March 30, 1993, the Company entered into an employment agreement for a five [5] year term with Mark Glazier, President of the Company. Pursuant to the employment agreement, Mr. Glazier, received annual compensation of $330,395 and $284,549 for the years ended December 31, 1996 and 1995, respectively.

In addition, Mr. Glazier will have the option during the employment term to purchase up to 20% of the Company's common stock at $ .50 per share as long as the Company achieves certain pretax earnings commencing at $500,000 during any fiscal year.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------

[12] Joint Venture

On June 1, 1995 pursuant to a termination agreement, the Company terminated it's joint venture agreement with Planet Kids Learning Centers. In connection with such termination, the Company received it's original $500,000 investment and $500,000 loan plus accrued interest. In addition, the Company was granted an option to purchase up to 150,000 shares of common stock of United Leisure Corporation [the parent company of Planet Kids Learning Centers] at $.01 per share, during any time until May 31, 2000. In return for the option the Company agreed to perform consulting services from June 1, 1995 through May 31, 1996. During November 1995, the Company fully exercised it's option and purchased 150,000 shares of United Leisure Corporation for $1,500. The fair value of the common shares was $337,500 at December 31, 1995. In February 1996, the Company sold the shares resulting in a realized gain of $448,359.

[13] Investment in Limited Partnership

On March 4, 1996, the Company entered into a limited partnership agreement with HEP II, L.P. a limited partnership, to license ancillary rights to motion pictures. The Company has a 49.50% interest in HEP II and does not have any personal liability to any of the partners, creditors or debts of the partnership. The Company contributed $1,500,000 to the capital of the partnership and will receive interest at 7% to be paid quarterly. During 1996, the Company earned interest of $87,500 on their capital contribution and received a partnership distribution of $292,000.

The following is an unaudited summary of HEP II, L.P. financial statements as of December 31, 1996:

Current Assets                                             $         10,839
Other Assets                                                      4,451,263
                                                           ----------------

     Total Assets                                          $      4,462,102
     ------------                                          ================


Total Liabilities                                          $        545,360

Partners' Capital                                                 3,916,742

     Totals Liabilities and Partners' Capital              $      4,462,102
     ----------------------------------------              ================

     Film Revenue                                          $      1,818,000
     ------------                                          ================

     Net Loss                                              $       (474,123)
     --------                                              ================

     Master Glazier's Karate International, Inc.
     -------------------------------------------
         Share of Partnership Loss                         $             --
         -------------------------                         ================

For the year ended December 31, 1996, the general partner waived the allocation of the net loss to the limited partners and agreed to absorb HEP II, L.P.'s entire loss incurred for the year ended December 31, 1996.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------

[14] Stockholders' Equity

[A] Preferred Stock Subscription Agreements - On October 18, 1996, the Company entered into convertible preferred stock subscription agreements with the President of the Company and other subscribers pursuant to which an aggregate of 750,000 shares of the Company's preferred stock was sold for $1.20 per share. The shares of preferred stock were convertible at any time after April 18, 1997 into 20 shares of the Company's common stock [15,000,000 shares in total] so long as the Company amended its Certificate of Incorporation to authorize a sufficient number of shares of common stock. Each share of preferred stock had 10 votes per share on matters presented to the shareholders for a vote.

[B] Stock Exchange Agreement - On December 26, 1996, the Company entered into a Stock Exchange Agreement with the President of the Company and other subscribers pursuant to which the preferred stockholders exchanged an aggregate of 750,000 shares of the Company's preferred stock for 5,000,000 shares of common stock of the Company, par value $.0001 per share and 10,000,000 options each exercisable to purchase one share of common stock. The options become exercisable on April 17, 1997 at an exercise price of $.0001 per share so long as not less than 30,000,000 shares of common stock are authorized for issuance [See Note 17].

[15] Stock Options and Warrants


In 1995, the Company adopted, by action of the Board of Directors and Stockholders, the 1995 Stock Plan [the "Plan"]. The Plan will terminate on November 15, 2009.

The Plan is authorized to grant options, or other equity based incentives for 1,000,000 shares of common stock. If shares subject to an option under the Plan cease to be subject to such options, or if shares awarded under the Plan are forfeited or otherwise terminated, such shares will again be available for future issuance under the Plan.

Awards under the Plan may be made to key employees, executive officers, and its subsidiaries and affiliates. During any calendar year, no participant may be granted more than 75,000 shares. The Plan imposes no limit on the number of executive officers and other employees to whom awards may be made.

The following types of awards can be granted under the Plan: incentive or non-qualified stock options; stock appreciation rights; restricted stock; deferred stock, stock purchase rights and/or other stock-based awards.

On May 16, 1995, the Company granted an officer of the Company an option to purchase from the Company at any time commencing on this date through May 16, 2000, 1,000,000 shares of common stock at an exercise price of $.30 per share.

On July 10, 1995, the Company granted an employee of the Company an option to purchase from the Company on the fifth anniversary of this date through July 10, 2005, 10,000 shares of common stock at an exercise price of $.26 per share. The options terminate on the earlier of July 12, 2005 or the date that employment ceases. The options were terminated during 1996.

On March 21, 1996, the Company granted incentive stock options to an employee to purchase on the fifth anniversary of this date through March 21, 2006, 2,000 shares of common stock at an exercise price of $.84 per share. The options terminate on the earlier of March 21, 2006 or the date that employment ceases.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------

[15] Stock Plan [Continued]

On October 21, 1996, the Company granted to a director of the Company options to purchase 75,000 shares of common stock at an exercise price of $.38 per share, commencing April 21, 1997 through April 21, 2006.

On October 28, 1996, the Company granted incentive stock options to an employee to purchase at any time commencing on April 28, 1997 through April 28, 2002, 50,000 shares of common stock at an exercise price of $.53 per share.

On October 28, 1996, the Company granted incentive stock options to an employee to purchase at any time commencing on April 28, 1997 through April 28, 2002,

5,000 shares of common stock at an exercise price of $.53 per share.

The stock options issued in 1996 and 1995 became fully vested at issuance and were issued at the fair market value of the underlying stock on the grant date.

As of December 31, 1996, approximately 2,250,000 Class A Warrants were outstanding, which entitle the holders to acquire shares of common stock at $4.75 per share for a period expiring in October 1998. The warrants were issued in 1993 as part of the initial public offering.

As of December 31, 1996, approximately 2,250,000 Class B Warrants were outstanding, which entitle the holders to acquire shares of common stock at $5.50 per share for a period expiring in October 1998.

The warrants were issued in 1993 as part of the initial public offering.

Information pertaining to stock options as of December 31, 1996 and 1995 for the years then ended is as follows:

                                                                                               Weighted
                                                                                               Average
                                                                                               Remaining
                                                                Weighted                      Contractual
                                                                 Average       Exercisable       Life
                                                  Common      Exercise Prices    Stock        of Options
                                                  Shares        Per Share        Options      Outstanding
                                                  ------        ---------        -------      -----------

Options Outstanding - January 1, 1995                 --        $     --               --              --
Options Granted                                 1,010,000            .30        1,000,000         4 Years
Options Exercised                                      --             --               --              --
Options Canceled                                       --             --               --              --
                                                ---------       --------      -----------

Options Outstanding - December 31, 1995         1,010,000            .30        1,000,000         4 Years

Options Granted                                     2,000            .84            2,000         9 Years
Options Granted                                   130,000            .44          130,000         5 Years
Options Exercised                                      --             --               --              --
Options Canceled                                    10,000           .26               --              --
                                                ----------      --------      -----------

     Options Outstanding - December 31, 1996     1,132,000      $    .32      $ 1,132,000         4 Years
     ---------------------------------------    ==========      ========      ===========

The exercise prices of the options outstanding at December 31, 1996 range between $.30 and $.84.

No compensation cost was recognized in income during the years ended December 31, 1996 and 1995.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
--------------------------------------------------------------------------------

[15] Stock Plan [Continued]

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been as follows:

                                                Years ended
                                                December 31,
                                                ------------
                                      1 9 9 6                1 9 9 5
                                      -------                -------
Net Loss Income:
     As Reported                   $ (1,252,790)         $    (882,860)
                                   ============          =============

     Pro Forma                     $ (1,298,193)         $  (1,149,129)
                                   ============          =============

Loss Earnings Per Share:
     As Reported                   $      (1.16)         $        (.83)
                                   ============          =============

     Pro Forma                     $      (1.20)         $       (1.07)
                                   ============          =============

At the grant dates, the weighted average fair value of the above options were $.45 and $.30 during 1996 and 1995, respectively.

The fair value used in the pro forma data was estimated by using an option pricing model which took into account as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. The following is the average of the data used for the following items.

               Risk-Free       Expected    Expected       Expected
             Interest Rate       Life     Volatility      Dividends
             -------------       ----     ----------      ---------

1996             6.31%          5 Years      125%            N/A
1995             6.04%          4 Years      128%            N/A

[16] Asset Purchase Agreements

During December 1996, the Company entered into Asset Purchase Agreements, whereby the Company sold substantially all of the assets of five of its karate centers located in New Jersey and New York to Tiger Shulmann's Karate ["TSK"] subject to certain conditions. In consideration for the purchase of the assets, TSK paid the Company an aggregate of $505,000 at closing, consisting of $225,000 in cash, and an aggregate of $280,000 in three promissory notes. The Company recognized an approximate $383,000 loss on the sale of assets pertaining to this transaction.

[17] Subsequent Events

On March 25, 1997, the Company's stockholders approved: (i) the sale of five of its karate centers, (ii) a one for five reverse stock split of its common stock, and (iii) amended the Company's articles of incorporation to increase the number of authorized shares of the Company's common stock from 15,000,000 to 40,000,000 shares. The financial statements have been adjusted to reflect the effect of the reverse stock split and increase in authorized common shares.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
--------------------------------------------------------------------------------

[18] New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Company.

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," in February 1997.

SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

                           . . . . . . . . . . . . . .