Form 10QSB
period 1997-03-31
MASTER GLAZIERS KARATE INTERNATIONAL INC
filed 1997-05-20
CIK 906249

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     March 31, 1997   Commission File Number    0-23236-NY

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

                              Yes   X      No

As of May 15, 1997 there were 2,070,000 shares of $.0001 par value common stock outstanding.

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

  Notes to Consolidated Financial Statements..................... 6.....

Item 2:Management's Discussion and Analysis of Financial Condition
       and Results of Operations................................. 7

Signature Page................................................... 8




                          . . . . . . . . . . . . . .

Item 1:  Financial Statements

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1997.
[UNAUDITED]
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash and Cash Equivalents                                         $ 2,096,808
  Cash Held in Escrow                                                   225,000
  Accounts Receivable - Net                                              55,551
  Inventory                                                              33,988
  Prepaid Expenses and Miscellaneous Receivables                         26,048
  Notes Receivable - Current Portion                                     74,667
                                                                    -----------

  Total Current Assets                                                2,512,062

Property and Equipment:
  Office Equipment                                                       52,952
  Furniture and Fixtures                                                 84,254
  Leasehold Improvements                                                100,209
  Vehicles                                                               32,558
                                                                    -----------

  Total - At Cost                                                       269,973
  Less: Accumulated Depreciation                                       (152,952)

  Property and Equipment - Net                                          117,021
                                                                    -----------

Other Assets:
  Investment in Limited Partnership                                   1,208,000
  Security Deposits                                                      38,457
  Notes Receivable - Long-Term                                          205,333
                                                                    -----------

  Total Other Assets                                                  1,451,790
  Total Assets                                                      $ 4,080,873
                                                                    ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1997.
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable and Accrued Expenses                             $   209,127
  Deferred Revenue                                                      254,719
                                                                    -----------

  Total Current Liabilities                                             463,846

Long-Term Liability:
  Deferred Revenue                                                       63,680

  Total Liabilities                                                     527,526

Commitments and Contingencies                                                --

Stockholders' Equity:
  Preferred Stock, No Par Value; 1,000,000 Shares Authorized                 --

  Common Stock, $.0001 Par Value; 40,000,000 Shares
   Authorized, 2,070,000 Issued and Outstanding                             207

  Paid-in Capital                                                     8,280,820

  Accumulated Deficit                                                (4,727,680)

  Total Stockholders' Equity                                          3,553,347

  Total Liabilities and Stockholders' Equity                        $ 4,080,873
                                                                    ===========



The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                                            Three months ended
                                                                 March 31,
                                                          1 9 9 7       1 9 9 6
                                                          -------       -------

Net Sales                                              $  190,581   $   390,139
                                                       ----------   -----------

Costs and Expenses:
  Costs of Accessories Sold                                 7,817        22,718
  Salaries and Payroll Taxes                              143,211       273,781
  Rent Expense                                             40,999       130,543
  Other General and Administrative Expenses               108,750       241,039
                                                       ----------   -----------

  Total Costs and Expenses                                300,777       668,081
                                                       ----------   -----------

  Loss from Operations                                   (110,196)     (277,942)
                                                       ----------   -----------

Other Income [Expense]:
  Interest Income                                          20,494        28,885
  Lease Cancellation Fee                                  (76,707)           --
  Gain on Sale of Assets                                    1,836       448,359
                                                       ----------   -----------

  Other [Expense] Income - Net                            (54,377)      477,244
                                                       ----------   -----------

  [Loss] Income Before Federal and State Taxes           (164,573)      199,302

Provision for Income Taxes                                     --            --
                                                       ----------   -----------

  Net [Loss] Income                                    $ (164,573)  $   199,302
                                                       ==========   ===========


  Net [Loss] Income Per Share                          $     (.08)  $      (.04)
                                                       ==========   ===========

  Weighted Average Shares Outstanding                   2,070,000     5,350,000
                                                       ==========   ===========



The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC.  AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
[UNAUDITED]
------------------------------------------------------------------------------






                                                                               Total
                                          Common Stock       Paid-in         Accumulated Stockholders'
                                       Shares      Amount    Capital          Deficit      Equity

  Balance - December 31, 1996         2,070,000   $    207  $8,280,820    $(4,563,107)  $3,717,920

Net Loss for the three months
  ended March 31, 1997                  --             --        --          (164,573)    (164,573)
                                      ---------   --------    --------     -----------   ---------

  Balance - March 31, 1997            2,070,000   $    207  $8,280,820     $(4,727,680  $3,553,347
                                      =========   ========  ==========     ===========  ==========




The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                           Three months ended
                                                                March 31,
                                                         1 9 9 7       1 9 9 6
                                                         -------       -------
Operating Activities:
  Net [Loss] Income                                    $ (164,573)  $   199,302
                                                       ----------   -----------
  Adjustments to Reconcile Net Income [Loss]
  to Net Cash
   [Used for] Operating Activities:
   Depreciation and Amortization                            9,987        35,118
   Bad Debt Expense                                            --         3,455
   Gain on Sale of Securities Available for Sale               --      (448,359)
   Gain on Sale of Assets                                  (1,836)           --

  Changes in Operating Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                   22,232         2,719
     Interest Receivable                                       --            --
     Start-Up Costs                                            --        (9,553)
     Inventory                                              7,600       (19,785)
     Prepaid Expenses and Miscellaneous Receivable         (9,874)      (10,282)
     Deposits                                                 637            --

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                 33,184       (22,822)
     Deferred Revenue                                     (38,382)       (1,712)
                                                       ----------   -----------

   Total Adjustments                                       23,548      (471,221)
                                                       ----------   -----------

  Net Cash - Operating Activities                        (141,025)     (271,919)
                                                       ----------   -----------

Investing Activities:
  Purchase of Securities Available for Sale                    --      (426,750)
  Purchase of Property and Equipment                       (1,943)     (302,254)
  Investment in Limited Partnership                            --    (1,500,000)
  Proceeds from Securities Available for Sale                  --     1,337,414
  Proceeds from Sale of Asset                               7,000            --
                                                       ----------   -----------

  Net Cash  - Investing Activities                          5,057      (891,590)
                                                       ----------   -----------

Financing Activities:
  Proceeds from Stock Exchange Agreement                  900,000            --
                                                       ----------   -----------

  Net Increase [Decrease] in Cash and Cash Equivalents    764,032    (1,163,509)

 Cash and Cash Equivalents - Beginning of Periods       1,332,776     2,727,661
                                                       ----------   -----------

  Cash and Cash Equivalents - End of Periods           $2,096,808   $ 1,564,152
                                                       ==========   ===========

Supplemental Schedule of Non-Cash Investing Activities:
  During December 1996, the Company entered into Asset Purchase Agreements, whereby the Company sold substantially all of the assets of five of its karate centers and received $225,000 in cash [which was held in escrow] and $280,000 in notes receivable. The $225,000 was released to the Company in April 1997.


The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


[1] Summary of Significant Accounting Policies

Significant accounting policies of Master Glazier's International, Inc. and subsidiaries are set forth in the Company's Form 10-KSB for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

[2] Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for completed financial statements. In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at March 31, 1997 and the results of their operations and their cash flows for the three month periods ended March 31, 1997 and 1996. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 1996 included in the Master Glazier's Karate International, Inc. Form 10-KSB.

Earnings per share for the three months ended March 31, 1997 were not adjusted for the exercise of options and warrants outstanding since their assumed exercise would be anti-dilutive.

[3] Joint Venture

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

[4] Limited Partnership

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

For the year ended December 31, 1996, the general partner waived the allocation of the net loss to the limited partners and agreed to absorb HEP II, L.P.'s entire loss incurred for the year ended December 31, 1996. There was no significant activity for the three months ended March 31, 1997 for HEP II.

[5] Asset Purchase Agreement

During March 1997, the Company completed its closing on the sale of substantially all of the assets of five of its karate centers located in New Jersey and New York to Tiger Shulmann's Karate ["TSK"]. In consideration for the purchase of the assets, TSK paid the Company an aggregate of $505,000 at closing, consisting of $225,000 in cash, and an aggregate of $280,000 in three promissory notes.

                           . . . . . . . . . . . . .

Item 2:

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------



For the Three Months Ended March 31, 1997 as Compared to Three Months Ended March 31, 1996

The Company's sales for the three months ended March 31, 1997 were $190,581. The sales include membership and other goods sold at two of the Company's Karate Centers. The amount of other goods sold at the Karate Centers amounted to $14,322.

At March 31, 1996, the Company had sales of $390,139. The sales resulted primarily from memberships sold at the Karate Centers; $45,703 resulted from the sale of other goods.

The $199,558 decrease in sales is primarily attributed to the sale of the assets of five of the Karate Centers and the subsequent closing of operations.

The net [loss] income for the three months ended March 31, 1997 and 1996 was $(164,573) and $199,302, respectively. The decrease in net income is primarily attributable to the gain on sales of marketable securities of $448,359 for the three months ended March 31, 1996. In addition, the Company incurred a nonrecurring expense of $76,707 for the cancellation of a lease during 1997.

General and administrative expenses decreased by $352,403 for the three month period ended March 31, 1997 compared to March 31, 1996. The decrease was based on the decrease in operating expenses pertaining to the five karate centers which were sold.

The major components of general and administrative expenses for the periods discussed are as follows:

                                                       March 31,
                                                1 9 9 7        1 9 9 6

Salaries and Payroll Taxes                   $  143,211      $  273,781
Rent                                             40,999         130,543
Other General and Administrative Expenses       108,750         241,039
                                             ----------      ----------

  Totals                                     $  292,960      $  645,363
  ------                                     ==========      ==========

Liquidity and Capital Resources

Cash and cash equivalents increased for the three months ended March 31, 1997 by $764,032 and decreased for the three months ended March 31, 1996 by $(1,163,509). Cash and cash equivalents utilized for operations for the three months ended March 31, 1997 and 1996 was $141,025 and $271,919, respectively.

Cash and cash equivalents from investing activities for the three months ended March 31, 1997 and 1996 was $5,057 and $(891,590), respectively. During 1996, the Company entered into a limited partnership agreement to license ancillary rights to motion pictures. The Company contributed $1,500,000 to the capital of the partnership.

Cash and cash equivalents from financing activities for the three months ended March 31, 1997 was $900,000. This was a result of the proceeds from the Stock Exchange Agreement.

SIGNATURE
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1994, the Registrant has duly caused this report on form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Master Glazier's Karate International, Inc.





Date: May 20, 1997                   By: /s/ Mark Glazier
                                         ---------------------------------
                                     Mark Glazier, Chief Financial Officer

SIGNATURE
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1994, the Registrant has duly caused this report on form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Master Glazier's Karate International, Inc.





Date: May 20, 1997                   By:
                                     Mark Glazier, Chief Financial Officer