Form 10QSB
period 1997-06-30
MASTER GLAZIERS KARATE INTERNATIONAL INC
filed 1997-08-12
CIK 906249

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     June 30, 1997    Commission File Number   0-23236-NY

                   MASTER GLAZIER'S KARATE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                     22-3234110
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            Piscataway Center
             377 Hoes Lane
            Piscataway, New Jersey                             08854
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:           (908) 981-0077
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

                              Yes   X      No

As of August 14, 1997 there were 4,070,000 shares of $.0001 par value common stock outstanding.

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

  Consolidated Statements of Operations.......................... 3.....

  Consolidated Statements of Cash Flows.......................... 4.....

  Notes to Consolidated Financial Statements..................... 5.....

Item 2:Management's Discussion and Analysis of Financial Condition
       and Results of Operations................................. 6.....

Signature Page................................................... 7.....


                          . . . . . . . . . . . . . .

Item 1:  Financial Statements

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash and Cash Equivalents                                         $ 1,799,800
  Marketable Securities Available for Sale at Fair Value                403,000
  Accounts Receivable - Net                                             170,523
  Inventory                                                              36,088
  Prepaid Expenses and Miscellaneous Receivables                         59,025
  Notes Receivable - Current Portion                                     74,667
                                                                    -----------

  Total Current Assets                                                2,543,103

Property and Equipment:
  Office Equipment                                                       52,952
  Furniture and Fixtures                                                 84,254
  Leasehold Improvements                                                100,209
  Auto and Trucks                                                        32,558
                                                                    -----------

  Total                                                                 269,973
  Less: Accumulated Depreciation                                        162,939

  Property and Equipment - Net                                          107,034
                                                                    -----------

Other Assets:
  Investment in Limited Partnership                                   1,208,000
  Security Deposits                                                      53,457
  Notes Receivable - Long-Term                                          186,666
                                                                    -----------

  Total Other Assets                                                  1,448,123

  Total Assets                                                      $ 4,098,260
                                                                    ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable and Accrued Expenses                             $   170,589
  Deferred Revenue                                                      321,179
                                                                    -----------

  Total Current Liabilities                                             491,768

Long-Term Liability:
  Deferred Revenue                                                      128,482
                                                                    -----------
  Total Liabilities                                                     620,250

Commitments and Contingencies                                                --
                                                                    -----------
Stockholders' Equity:
  Preferred Stock, No Par Value, 1,000,000 Shares Authorized                 --

  Common Stock, $.0001 Par Value; 40,000,000 Shares
   Authorized, 4,070,000 Issued and Outstanding                             407

  Paid-in Capital                                                     8,236,831

  Accumulated Deficit                                                (4,759,228)
                                                                     ----------
  Total Stockholders' Equity                                          3,478,010
                                                                     ----------
  Total Liabilities and Stockholders' Equity                        $ 4,098,260
                                                                    ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                            Six months ended         Three months ended
                                                June 30,                   June 30,
                                                --------                   --------
                                         1 9 9 7       1 9 9 6      1 9 9 7       1 9 9 6
                                         -------       -------      -------       -------

Net Sales                             $   366,826   $   787,139   $  176,245   $   397,000
                                      -----------   -----------   ----------   -----------

Cost and Expenses:
  Cost of Accessories Sold                 16,954        63,406        9,136        40,688
  Salaries and Payroll Taxes              286,088       580,585      142,877       306,804
  Rent Expense                             80,264       280,853       39,265       150,310
  Other General and Administrative
   Expenses                               201,001       557,502       92,251       316,463
                                      -----------   -----------   ----------   -----------

  Total Costs and Expenses                584,307     1,482,346      283,529       814,265
                                      -----------   -----------   ----------   -----------

  [Loss] from Operations                 (217,481)     (695,207)    (107,284)     (417,265)
                                      -----------   -----------   ----------   -----------

Other Income [Expense]:
  Interest Income                          89,630        46,744       69,136        17,859
  Gain on Sale of Securities                8,437       448,359        6,600            --
  Lease Cancellation Fee                  (76,707)           --           --            --
                                      -----------   -----------   ----------   -----------

  Other Income - Net                       21,360       495,103       75,736        17,859
                                      -----------   -----------   ----------   -----------

  Net [Loss]                          $  (196,121)  $  (200,104)  $  (31,548)  $  (399,406)
                                      ===========   ===========   ==========   ===========

  Net [Loss] Per Share                $      (.05)  $      (.04)  $     (.01)  $      (.08)
                                      ===========   ===========   ==========   ===========

  Weighted Average Shares
   Outstanding                          4,070,000     5,350,000    4,070,000     5,350,000
                                      ===========   ===========   ==========   ===========



The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                             Six months ended
                                                                 June 30,
                                                          1 9 9 7      1 9 9 6
                                                          -------      -------
Operating Activities:
  Net [Loss]                                           $ (196,121)  $  (200,104)
                                                       ----------   -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Depreciation and Amortization                           19,974        89,984
   Bad Debt Expense                                            --         8,170
   Gain on Sale of Securities Available for Sale               --      (448,359)
   Gain on Sale of Assets                                  (1,836)           --

  Changes in Operating Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                  (92,740)      (25,222)
     Startup Costs                                             --       (10,368)
     Inventory                                              5,500        18,894
     Prepaid Expenses and Miscellaneous Receivable        (42,851)          731
     Deposits                                             (14,363)       (4,000)
     Miscellaneous Receivable                                  --        (3,154)

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                 (5,354)      (53,340)
     Deferred Revenue                                      92,880        18,303
                                                       ----------   -----------

   Total Adjustments                                      (38,790)     (408,361)
                                                       ----------   -----------

  Net Cash - Operating Activities                        (234,911)     (608,465)
                                                       ----------   -----------

Investing Activities:
  Purchase of Securities Available for Sale              (403,000)     (426,750)
  Purchase of Property and Equipment                       (1,943)     (345,446)
  Investment in Limited Partnership                            --    (1,500,000)
  Proceeds from Securities Available for Sale                  --     1,337,414
  Proceeds from Sale of Assets                            232,000            --
  Proceeds from Notes Receivable                           18,667            --
                                                       ----------   -----------

  Net Cash  - Investing Activities                       (154,276)     (934,782)
                                                       ----------   -----------

Financing Activities:
  Proceeds from Stock Exchange Agreement                  900,000            --
  Stock Issuance Costs                                    (43,789)           --
                                                       ----------   -----------

  Net Cash - Financing Activities                         856,211            --
                                                       ----------   -----------

  Net Increase [Decrease] in Cash and Cash Equivalent    467,024     (1,543,247)

 Cash and Cash Equivalents - Beginning of Periods       1,332,776     2,727,661
                                                       ----------   -----------

  Cash and Cash Equivalents - End of Periods           $1,799,800   $ 1,184,414
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

[2] Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for completed financial statements. In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at June 30, 1997 and the results of their operations and their cash flows for the six month periods ended June 30, 1997 and 1996. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 1996 included in the Master Glazier's Karate International, Inc. Form 10-KSB.

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

For the year ended December 31, 1996, the general partner waived the allocation of the net loss to the limited partners and agreed to absorb HEP II, L.P.'s entire loss incurred for the year ended December 31, 1996. There was no significant activity for the six months ended June 30, 1997 for HEP II.

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


                           . . . . . . . . . . . . .

Item 2:

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------



For the Six Months Ended June 30, 1997 as Compared to Six Months Ended June 30, 1996

The Company's sales for the six months ended June 30, 1997 were $366,826. The sales include membership and other goods sold at two of the Company's Karate Centers. The amount of other goods sold at the Karate Centers amounted to $33,381.

At June 30, 1996, the Company had sales of $787,139. The sales resulted primarily from memberships sold at the Karate Centers; $63,406 resulted from the sale of other goods.

The $420,313 decrease in sales is primarily attributed to the sale of the assets of five of the Karate Centers and the subsequent closing of operations.

The net [loss] for the six months ended June 30, 1997 and 1996 was $(196,121) and $(200,104), respectively. The net loss at June 30, 1996 includes a gain on sales of marketable securities of $448,359. In addition, the Company incurred a nonrecurring expense of $76,707 for the cancellation of a lease during 1997.

General and administrative expenses decreased by $849,289 for the six month period ended June 30, 1997 compared to June 30, 1996. The decrease was based on the decrease in operating expenses pertaining to the five karate centers which were sold.

The major components of general and administrative expenses for the periods discussed are as follows:

                                                     June 30,
                                               1 9 9 7     1 9 9 6

Salaries and Payroll Taxes                   $  286,088  $  580,585
Rent                                             80,264     280,853
Other General and Administrative Expenses       201,001     557,502
                                             ----------  ----------

  Totals                                     $  567,353  $1,418,940
  ------                                     ==========  ==========

Liquidity and Capital Resources

Cash and cash equivalents increased for the six months ended June 30, 1997 by $467,024 and decreased for the six months ended June 30, 1996 by $(1,543,247). Cash and cash equivalents utilized for operations for the six months ended June 30, 1997 and 1996 was $234,911 and $(608,465), respectively.

Cash and cash equivalents from investing activities for the six months ended June 30, 1997 and 1996 was $(154,276) and $(934,782), respectively. During 1996, the Company entered into a limited partnership agreement to license ancillary rights to motion pictures. The Company contributed $1,500,000 to the capital of the partnership.

Cash and cash equivalents from financing activities for the six months ended June 30, 1997 was $856,211. This was a result of the proceeds from the Stock Exchange Agreement.

On March 25, 1997, the Company's stockholders approved a one-for-five reverse stock split of its common stock.

In July 1997, 2,000,000 options to purchase common stock were exercised at an exercise price of $.0001 per share.

SIGNATURE
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1994, the Registrant has duly caused this report on form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Master Glazier's Karate International, Inc.





Date:  August 11, 1997            By: /s/ Mark Glazier
                                      ----------------
                                      Mark Glazier, Chief Financial Officer and
                                       President

SIGNATURE
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1994, the Registrant has duly caused this report on form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Master Glazier's Karate International, Inc.





Date:  August 11, 1997              By:
                                       Mark Glazier, Chief Financial Officer and
                                        President