Form 10QSB
period 1997-09-30
MASTER GLAZIERS KARATE INTERNATIONAL INC
filed 1997-11-19
CIK 906249

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     September 30, 1997   Commission File Number 000-23236


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

                              Yes   X      No

As of November 15, 1997 there were 4,070,000 shares of $.0001 par value common stock outstanding.

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

  Consolidated Statements of Cash Flows.......................... 4

  Notes to Consolidated Financial Statements..................... 5

Item 2:Management's Discussion and Analysis of Financial Condition
       and Results of Operations................................. 6

Signature Page................................................... 7


                          . . . . . . . . . . . . . .


Item 1:  Financial Statements

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash and Cash Equivalents                                         $ 1,705,972
  Marketable Securities Available for Sale at Fair Value                405,500
  Accounts Receivable - Net                                             102,994
  Inventory                                                              36,089
  Prepaid Expenses and Miscellaneous Receivables                         93,884
  Notes Receivable - Current Portion                                     74,667

  Total Current Assets                                                2,419,106

Property and Equipment:
  Office Equipment                                                       52,952
  Furniture and Fixtures                                                 84,254
  Leasehold Improvements                                                100,209
  Auto and Trucks                                                        32,558

  Total                                                                 269,973
  Less: Accumulated Depreciation                                        172,856

  Property and Equipment - Net                                           97,117

Other Assets:
  Investment in Limited Partnership                                   1,192,705
  Security Deposits                                                      53,457
  Notes Receivable - Long-Term                                          158,667

  Total Other Assets                                                  1,404,829

  Total Assets                                                      $ 3,921,052


The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable and Accrued Expenses                             $   108,987
  Deferred Revenue                                                      321,179

  Total Current Liabilities                                             430,166

Long-Term Liability:
  Deferred Revenue                                                       69,610

  Total Liabilities                                                     499,776

Commitments and Contingencies                                                --

Stockholders' Equity:
  Preferred Stock, No Par Value, 1,000,000 Shares Authorized                 --

  Common Stock, $.0001 Par Value; 40,000,000 Shares
   Authorized, 4,070,000 Issued and Outstanding                             407

  Paid-in Capital                                                     8,236,831

  Accumulated Deficit                                                (4,815,962)

  Total Stockholders' Equity                                          3,421,276

  Total Liabilities and Stockholders' Equity                        $ 3,921,052


The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                     Nine months ended       Three months ended
                                       September 30,             September 30,
                                    1 9 9 7     1 9 9 6      1 9 9 7       1 9 9 6

Net Sales                        $   515,276 $ 1,229,623   $  148,450   $   442,484

Cost and Expenses:
  Cost of Accessories Sold            23,284      89,006        6,330        25,600
  Salaries and Payroll Taxes         417,611     820,002      131,523       239,417
  Rent Expense                       118,889     433,903       38,625       153,050
  Other General and Administrative
   Expenses                          280,597     821,073       79,596       271,741

  Total Costs and Expenses           840,381   2,163,984      256,074       689,808

  [Loss] from Operations            (325,105)   (934,361)    (107,624)     (247,324)

Other Income [Expense]:
  Interest Income                    138,425      65,322       48,795        18,578
  Gain on Sale of Securities          10,532     (11,340)       2,095        (3,170)
  Lease Cancellation Fee             (76,707)    438,527           --        (9,832)

  Other Income - Net                  72,250     492,509       50,890         5,576

  Net [Loss]                     $  (252,855)$  (441,852)  $  (56,734)  $  (241,748)

  Net [Loss] Per Share           $      (.06)$      (.08)  $     (.01)  $      (.05)

  Weighted Average Shares
   Outstanding                     4,070,000   5,350,000    4,070,000     5,350,000



The Accompanying Notes are an Integral Part of These Financial Statements.


                                         3
MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                              Nine months ended
                                                                 September 30,
                                                            1 9 9 7        1 9 9 6
Operating Activities:
  Net [Loss]                                               $ (252,855)  $  (441,852)
  Adjustments to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Depreciation and Amortization                               29,891       135,440
   Bad Debt Expense                                                --        11,340
   Gain on Sale of Securities Available for Sale                   --      (438,527)
   Gain on Sale of Assets                                      (1,836)           --

  Changes in Operating Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                      (25,211)      (28,590)
     Startup Costs                                                 --       (10,800)
     Inventory                                                  5,499        25,750
     Prepaid Expenses and Miscellaneous Receivable            (77,710)       11,239
     Deposits                                                 (14,363)       (4,000)

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                    (66,956)     (102,732)
     Deferred Revenue                                          34,008         3,123

   Total Adjustments                                         (116,678)     (397,757)

  Net Cash - Operating Activities                            (369,533)     (839,609)

Investing Activities:
  Purchase of Securities Available for Sale                  (405,500)     (426,750)
  Purchase of Property and Equipment                           (1,943)     (356,648)
  Investment in Limited Partnership                            15,295    (1,500,000)
  Proceeds from Securities Available for Sale                      --     1,447,582
  Proceeds from Sale of Assets                                232,000            --
  Proceeds from Notes Receivable                               46,666            --

  Net Cash  - Investing Activities                           (113,482)     (805,816)

Financing Activities:
  Proceeds from Stock Exchange Agreement                      900,000            --
  Stock Issuance Costs                                        (43,789)           --

  Net Cash - Financing Activities                             856,211            --

  Net Increase [Decrease] in Cash and Cash Equivalents       373,196     (1,645,425)

 Cash and Cash Equivalents - Beginning of Periods           1,332,776     2,727,661

  Cash and Cash Equivalents - End of Periods               $1,705,972   $ 1,082,236


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

[2] Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for completed financial statements. In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at September 30, 1997 and the results of their operations and their cash flows for the nine month periods ended September 30, 1997 and 1996. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the year ended
December 31, 1996 included in the Master Glazier's Karate International, Inc. Form 10-KSB.

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

For the year ended December 31, 1996, the general partner waived the allocation of the net loss to the limited partners and agreed to absorb HEP II, L.P.'s entire loss incurred for the year ended December 31, 1996. There was no significant activity for the nine months ended September 30, 1997 for HEP II.

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


                         . . . . . . . . . . . . . . . .

Item 2:

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------


For the Nine Months Ended September 30, 1997 as Compared to Nine Months Ended September 30, 1996

The Company's sales for the nine months ended September 30, 1997 were $515,276. The sales include membership and other goods sold at two of the Company's Karate Centers. The amount of other goods sold at the Karate Centers amounted to $50,070.

At September 30, 1996, the Company had sales of $1,229,623. The sales resulted primarily from memberships sold at the Karate Centers; $115,868 resulted from the sale of other goods.

The $714,347 decrease in sales is primarily attributed to the sale of the assets of five of the Karate Centers and the subsequent closing of operations.

The net [loss] for the nine months ended September 30, 1997 and 1996 was $(252,855) and $(441,852), respectively. The net loss at September 30, 1996 includes a gain on sales of marketable securities of $438,527. In addition, the Company incurred a nonrecurring expense of $76,707 for the cancellation of a lease during 1997.

General and administrative expenses decreased by $1,257,881 for the nine month period ended September 30, 1997 compared to September 30, 1996. The decrease was based on the decrease in operating expenses pertaining to the five karate centers which were sold.

The major components of general and administrative expenses for the periods discussed are as follows:

                                                   September 30,
                                                1 9 9 7     1 9 9 6

Salaries and Payroll Taxes                   $  417,611  $  820,002
Rent                                            118,889     433,903
Other General and Administrative Expenses       280,597     821,073

  Totals                                     $  817,097  $2,074,978

Liquidity and Capital Resources

Cash and cash equivalents increased for the nine months ended September 30, 1997 by $373,196 and decreased for the nine months ended September 30, 1996 by $(1,645,425). Cash and cash equivalents utilized for operations for the nine months ended September 30, 1997 and 1996 was $369,533 and $839,609, respectively.

Cash and cash equivalents from investing activities for the nine months ended September 30, 1997 and 1996 was $(113,482) and $(805,816), respectively.
During 1996, the Company entered into a limited partnership agreement to license ancillary rights to motion pictures. The Company contributed $1,500,000 to the capital of the partnership.

Cash and cash equivalents from financing activities for the nine months ended September 30, 1997 was $856,211. This was a result of the proceeds from the Stock Exchange Agreement.

On March 25, 1997, the Company's stockholders approved a one-for-five reverse stock split of its common stock.

In July 1997, 2,000,000 options to purchase common stock were exercised at an exercise price of $.0001 per share.

                                        6
SIGNATURE
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1994, the Registrant has duly caused this report on form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Master Glazier's Karate International, Inc.





Date:   November 19, 1997            By: /s/ Mark Glazier
                                         Mark Glazier, Chief Financial Officer

