Form 10KSB
period 1997-12-31
MASTER GLAZIERS KARATE INTERNATIONAL INC
filed 1998-04-15
CIK 906249

SECURITIES AND EXCHANGE COMMISSION

                            REPORT ON FORM 10-KSB

     [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1997

     [ ] Transition  Report pursuant to Section 13 or 15(d) of The Securities
         Exchange Act of 1934 For the transition period from ___________ to____________.

                       Commission File No. 0-23236-NY

                 MASTER GLAZIER'S KARATE INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

            Delaware   22-3234110   (State   of  or   o(IRS   Employer   ion  of
            incorporatiIdentification No.)

            377 Hoes Lane
            Piscataway, New Jersey                   08854
            (Address of Pr(Zip Code)ecutive Offices)

Registrant's telephone number, including area code: (732) 981-0077

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

     Check whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year were $751,909.

     The aggregate market value of the voting stock held by non- affiliates of the Registrant, computed by reference to the closing price of such stock as of March 31, 1998, was approximately $4,070,002.

      Number of shares outstanding of the issuer's common stock, as of March 31, 1998, was 4,070,002.

                  DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                    PART I

Item 1.  BUSINESS.

General

      Master Glazier's Karate International, Inc., a Delaware corporation incorporated on March 22, 1993 (the"Company") manages and operates two (2) Master Glazier Karate Centers (the"Karate Centers") located in Pennsylvania. The Company was formed to acquire and operate several companies engaged in the martial arts instruction service business.

      Until March 1997, the Company operated seven (7) Karate Centers one (1) directly and six (6) through wholly owned subsidiaries. During the two year period following the Company's initial public offering in 1993, the Company pursued an aggressive expansion program. The Company long believed that by increasing the number of students and overall revenues it would reduce its overhead costs per student. This would enable the Company to operate profitably. However, after some time, it became apparent to management that despite having the necessary capital, the Company was incapable of training and developing a sufficient number of instructors skilled in the Company's style of martial arts in order to staff the opening of several new Karate Centers.

      The Company then aggressively pursued acquiring existing martial arts centers. However, because of the Company's unique style of martial arts instruction and the fragmented, "mom and pop" nature of the martial arts industry, it was difficult to identify numerous appropriate acquisition candidates. The Company discussed potential transactions with a limited number of acquisition targets. After unsuccessful attempts at negotiating an acceptable acquisition transaction, the Company refocused its attention to divesting its unprofitable Karate Centers. During the past two fiscal years ending December 1996 and 1995, the Company recorded net losses of $1,252,790 and $882,960, respectively. The Company also incurred a net loss of $1,676,235 for the year ended December 31, 1997. See "Management's Discussion and Analysis."

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

      The Company's executive offices are located at 377 Hoes Lane, Piscataway, New Jersey, telephone number (732) 981-0077.

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

      In connection with the sale of the Great Neck location and the Hicksville location, the Company paid $76,375 to two (2) of its landlords to secure the consent of such landlords to the assignment of the leases by the Company to the purchasers of such karate schools. In addition, the Company remains a guarantor of certain of the Purchaser's obligations under the Hicksville lease and, for a period of one (1) year which expired in March 1998, the Company remained a guarantor of certain of the Purchaser's obligations under the Ramsey lease.

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

Courses; Payment Plans

      At the Karate Centers located in Bethlehem and Allentown, Pa., the Company currently offers a basic training course, a black belt course, a second degree black belt course and master training course. The basic training course is divided into four (4) different achievement levels, the black belt course is divided into twelve 12 different achievement levels (which encompasses the basic training program) and the second degree black belt course has one (1) achievement level. The introductory level for the basic training course is offered approximately four (4) times each week. Students may therefore join the program at any time by attending an introductory class or classes.

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

 Government Regulation

      The Company has been subject to various state and local laws affecting its businesses. Some of the Company's Karate Centers have been subject to licensing requirements and other regulations by numerous governmental authorities. Some states require that health and other fitness clubs register with the appropriate regulatory authority and post a bond in order to secure payment of "unearned" membership fees (in the case where a club closes and as a result, a member who has paid his full membership fee is unable to utilize his membership through the end of the term). The attorney general in the Commonwealth of Pennsylvania (the only state in which the Company currently operates Karate Centers) has taken the position that Pennsylvania requires the posting of bonds by martial arts centers in addition to health spas, racquet and other fitness clubs. In January 1998, the Bureau of Consumer Protection in the Commonwealth of Pennsylvania served a subpoena on the Company in relation to five (5) consumer complaints relating to no more than $15,000 of membership fees in the aggregate (the "Consumer Complaints") which the Bureau of Consumer Protection alleged the Company had not responded to expeditiously. In February 1998, Company counsel met with the Attorney General in the Commonwealth of Pennsylvania and the Company and the Attorney General reached prospective terms of an agreement relating to the Consumer Complaints and the issue of the posting of bonds. In the event that the terms are agreed to by the Company and the Attorney General, the Company will respond to the Consumer Complaints and, without admission of any liability, will post a bond in an amount to be agreed with respect to future membership fees. In addition, the Company will pay the Attorney General's costs in an amount of no more than $5,000. This agreement is not binding until the full terms are agreed upon by the Company and the Attorney General.

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

 Employees

      As of March 31, 1998, the Company employs a total of 9 employees on a full time basis and 5 employees on a part time basis. Each Karate Center employs four full time staff, consisting of an instructor, assistant instructor, an office manager and a sales director, and part-time staff, including instructors. Since the closing of the Sales Transaction at the Company's principal executive offices, the Company employs Mark Glazier the President, Chief Financial Officer and Secretary on a full time basis. The Company also employs a bookkeeper of the Company headquarters.

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

Investment In Limited Partnership

      On March 4, 1996, the Company entered into an Agreement of Limited Partnership with HEP II, L.P. Pursuant to the terms of such agreement, the Company invested $1,500,000 in exchange for limited partnership interests. HEP II, L.P. was organized to develop, produce and distribute not less than two (2) full length motion pictures. On October 24, 1996 the Company received a partnership distribution of $379,500 from HEP II, L.P. In 1996, HEP II, L.P. released Santa with Muscles starring Hulk Hogan and in April 1997, HBO showcased the world premiere of HEP II's Skeletons starring Ron Silver and James Coburn.

     During the fourth quarter of 1997, the Company wrote down its investment of $1,208,000 in HEP II, L.P. to their estimated realizable value of $-0- due to the noncompliance of the general partner with the terms of the limited partnership agreement. The absence of quarterly interest payments in accordance with the partnership agreement and partnership distributions from revenues generated from motion pictures raised uncertainty to the recoverability of its investment. As a result, a $1,208,000 impairment was recorded in the consolidated statements of operations. Item 2. PROPERTIES

      The Company maintains its principal executive offices at 377 Hoes Lane, NJ 08854 and its telephone number is (732) 981-0077.

      The Company operated Karate Centers during 1997 at each of the following locations, subject to the Sales Transaction:

  a.  Whitehall, Pennsylvania

      On February 12, 1990, Allentown Karate, a subsidiary of the Company, entered into a lease with Bernard J. Rosenshein for its Whitehall, Pennsylvania Karate Center. The lease is for 3,000 square feet and has a term of five (5) years with a fixed rent of $45,000 per year, plus a percentage of gross sales above a significant base amount.

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

d.  Ramsey, New Jersey

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to the Company's security holders during the last quarter of its fiscal year ended December 31, 1997.

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

                                       Common Stock
Fiscal Year 1996                     High      Low
----------------                     ----      ---
First Quarter                       $1- 1/8   $   3/8
Second Quarter                      $ 15/16   $   7/16
Third Quarter                       $ 13/16   $   3/16
Fourth Quarter                      $  3/4    $   3/8

Fiscal Year 1997                     High      Low
First Quarter                       $ 15/32   $   7/16
Second Quarter                      $2        $  13/16
Third Quarter                       $1-13/16  $1- 3/4
Fourth Quarter                      $     2   $1

      The Class A and Class B Warrants were listed on The Nasdaq SmallCap Market on October 15, 1993 until November 1996 and, since then, have been traded on the OTC Bulletin Board. The high and low prices as reported by the NASDAQ System were as follows:

                                  Class A WarrantsClass B Warrant
                                High     Low  High      Low
Fiscal Year 1996

First Quarter                  $*       $*     $*     $*
Second Quarter                 $*       $*     $*     $*
Third Quarter                  $1/16    $1/16  $1/16  $1/16
Fourth Quarter                 $0       $0     $*     $*

Fiscal Year 1997
First Quarter                  $*       $*     $*     $*
Second Quarter                 $*       $*     $*     $*
Third Quarter                  $*       $*     $*     $*
Fourth Quarter                 $*       $*     $*     $*
-----------------
*Indicates security was not traded during this quarter.

      On March 31, 1998, the closing price as reported by The Nasdaq SmallCap Market was $1.00 per share. As of March 31, 1998 there were 4,070,002 shares of post-split Common Stock outstanding, held of record by approximately 36 record holders and 584 beneficial owners.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the Years Ended December 31, 1997 and December 31, 1996

The Company had sales for the year ended December 31, 1997 and December 31, 1996 of $751,909 and $1,474,629, respectively. Sales of $695,980 and $1,282,920 for
1997 and 1996, respectively, were derived predominantly from membership tuition sold in two of the Company's karate centers in 1997 and seven centers in 1996. The amount of other goods sold was $55,929 and $191,709 for 1997 and 1996, respectively.

The 49% decrease in sales of $722,720 was primarily attributable to the sale of the Hackensack, Ramsey, Paramus, Great Neck and Hicksville karate centers. Total sales for the two remaining centers remained relatively constant from 1996 to 1997.

The net [loss] for the years ended December 31, 1997 and December 31, 1996 were $1,676,235 and $1,252,790, respectively. The increase in the net [loss] can be attributed mainly to the $1,208,000 write down of the investment in the limited partnership offset by the decrease in the net operating losses of the five sold karate centers, which were not operating at a profit.

The major components of the General and Administrative Expenses are as follows:

                                               December 31,
                                          1 9 9 7        1 9 9 6

Professional Fees                        $  102,774    $   153,390
Salaries and Payroll Taxes                  681,165      1,042,500
Rent                                        157,844        593,142
Advertising and Promotional                  45,074        177,346
Utilities                                    13,353         62,522
Office Expense and Other Expenses           274,964        721,206
                                         ----------    -----------

  Totals                                 $1,275,174    $ 2,750,106
  ------                                 ==========    ===========

The following decreases in the above components are primarily attributable to the sale of the five karate centers: advertising and promotional expenses, $132,272, 75%; rent, $435,298, 73%; utilities, $49,169, 79%; office expense and other expenses $446,242, 62%.

Professional fees decreased $50,616 due to additional legal and accounting fees incurred in 1996 associated with the sale of the Company's assets and in connection with the preparation of the Company's annual meeting and proxy.

The decrease in salaries and payroll of $361,335 taxes during the year ended December 31, 1997 resulted from the decrease of staff due to the sale of five karate centers and was offset by the increase in officer's compensation pursuant to the employment agreement.

On December 17, 1996 and January 10, 1997, the Company entered into five Asset Purchase Agreements, whereby the Company sold substantially all of the assets of its Hackensack, Ramsey, Paramus, Great Neck and Hicksville karate centers. In consideration for the purchase of the assets, the purchasers paid the Company $225,000 in cash, and an aggregate of $280,000 in three promissory notes. The purchasers also assumed the Company's liabilities in relation to certain real estate leases and student contracts for which tuition was collected but services were not rendered. The Company recognized an approximate $383,000 loss on the sale of assets pertaining to this transaction. The $383,000 loss consists of the purchase price of $505,000 plus the $190,000 in deferred income less the net book value of the assets. The net book value of the assets sold was $1,078,000 which consists almost entirely of leasehold improvements for the five centers. The sale of the assets were approved by the Company's stockholders on March 25, 1997. All five subsidiaries were operating in a loss position and had a negative cash flow at the time of the sale.

On March 4, 1996, the Company entered into a limited partnership agreement with HEP II, L.P. a limited partnership, to license ancillary rights to two Motion Pictures which have since been produced. The Company has a 49.50% interest in HEP II and does not have any personal liability to any of the partners, creditors or debt of the partnership. The Company contributed $1,500,000 to the capital of the partnership and will receive interest at the rate of 7% to be paid quarterly. During 1996, the Company earned interest of $87,500 on its capital contribution and received a partnership distribution of $292,000. During 1997, there were no partnership distributions received.

During the fourth quarter of 1997, the Company wrote down its investment of $1,208,000 in HEP II, L.P. to their estimated realizable value of $-0- due to the noncompliance of the general partner with the terms of the limited partnership agreement. The absence of quarterly interest payments in accordance with the partnership agreement and partnership distributions from revenues generated from motion pictures raised uncertainty to the recoverability of its investment. As a result, a $1,208,000 impairment was recorded in the consolidated statements of operations.

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

On June 20, 1997, the Company issued 10,000,000 shares [2,000,000 shares subsequent to a 1 for 5 Reverse Stock Split] of common stock to the President of the Company and other subscribers for $1,000 and recorded cash in escrow of $933 and a stock subscription receivable of $67.

Liquidity and Capital Resources

Cash and cash equivalents increased $476,390 for the year ended December 31, 1997 and decreased $1,394,885 for the year ended December 31, 1996. Cash and cash equivalents recognized from operations for the year ended December 31, 1997 was $662,426. For the year ended December 31, 1996, approximately $919,000 of cash and cash equivalents were utilized from operations.

Net cash and cash equivalents applied to investing activities was $142,247 and $468,349 for December 31, 1997 and 1996, respectively. During 1997, the Company purchased property and equipment of approximately $13,000 and marketable securities of approximately $398,500. Also during the year, the Company received proceeds from the sale of marketable securities of $201,518. During 1996, the Company invested $1,500,000 in a limited partnership and purchased property and equipment of approximately $302,000 and marketable securities of approximately $427,000. Also, during the year, the Company received proceeds of $1,478,000 from the sale of securities and a partnership distribution of $292,000.

The Company anticipates using the proceeds from the Asset Purchase Agreements to acquire an alternative business. However, no definitive agreement or arrangement has been made regarding such a transaction. The Company plans on divesting all or a portion of its ownership interest in the two remaining karate centers in the future.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Index to Financial Statements on page F-1 for a listing of the financial statements.


Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

MASTER GLAZIER'S KARATE INTERNATIONAL INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



                                                                 Page to Page


Item 7:  Financial Statements

Independent Auditor's Report.................................    F-2....

Consolidated Balance Sheet as of December 31, 1997...........    F-3....  F-4

Consolidated Statements of Operations for the years ended
December 31, 1997 and 1996...................................    F-5....

Consolidated Statements of Stockholders' Equity for the years
ended December 31, 1997 and 1996.............................    F-6....

Consolidated Statements of Cash Flows for the years ended
December 31, 1997 and 1996 ..................................    F-7....  F-8

Notes to Consolidated Financial Statements...................    F-9....  F-18






                      .   .   .   .   .   .   .   .   .   .

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Master Glazier's Karate International, Inc.
  Piscataway, New Jersey


            We have audited the accompanying consolidated balance sheet of Master Glazier's Karate International, Inc. and its subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Master Glazier's Karate International, Inc. and its subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.







                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey
April 10, 1998



MASTER GLAZIER'S KARATE INTERNATIONAL INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997.
------------------------------------------------------------------------------





Assets:
Current Assets:
  Cash and Cash Equivalents                                             $ 1,809,166
  Cash Held in Escrow                                                           933
  Marketable Securities                                                     191,000
  Accounts Receivable - Net                                                  14,497
  Inventory                                                                  12,330
  Prepaid Expenses and Miscellaneous Receivables                              8,240
  Notes Receivable - Current Portion                                        112,000
  Accrued Interest                                                            7,703
                                                                        -----------

  Total Current Assets                                                    2,155,869
                                                                        -----------
Property and Equipment:
  Office Equipment                                                           63,567
  Furniture and Fixtures                                                     84,254
  Leasehold Improvements                                                    100,210
  Vehicles                                                                   32,558
                                                                        -----------

  Total - At Cost                                                           280,589
  Less: Accumulated Depreciation                                            172,133

  Property and Equipment - Net                                              108,456
                                                                        -----------

Other Assets:
  Security Deposits                                                          53,456
  Notes Receivable - Long-Term                                               93,334
                                                                        -----------

  Total Other Assets                                                        146,790
                                                                        -----------
  Total Assets                                                          $ 2,411,115
                                                                        ===========




The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.



MASTER GLAZIER'S KARATE INTERNATIONAL INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997.
------------------------------------------------------------------------------






Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable and Accrued Expenses                                 $   157,126
  Deferred Revenue                                                          194,034
                                                                        -----------

  Total Current Liabilities                                                 351,160
                                                                        -----------
Deferred Revenue                                                             68,559
                                                                        -----------
Commitments and Contingencies                                                    --
                                                                        -----------
Stockholders' Equity:
  Preferred Stock, No Par Value; 1,000,000 Shares Authorized                     --

  Common Stock, $.0001 Par Value 40,000,000 Shares
   Authorized, 4,070,002 Issued and Outstanding                                 407

  Paid-in Capital                                                         8,237,831

  Unrealized Holding Loss                                                    (7,500)

  Accumulated Deficit                                                    (6,239,342)
                                                                        -----------
  Total Stockholders' Equity                                              1,991,396
                                                                        -----------
  Total Liabilities and Stockholders' Equity                            $ 2,411,115
                                                                        ===========



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.



MASTER GLAZIER'S KARATE INTERNATIONAL INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------



                                                                 Years ended
                                                                 December 31,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------

Net Sales                                                  $   751,909  $ 1,474,629
                                                           -----------  -----------

Costs and Expenses:
  Costs of Accessories Sold                                     65,455      158,365
  Salaries and Payroll Taxes                                   681,165    1,042,500
  Rent Expense                                                 157,844      593,142
  Other General and Administrative Expenses                    436,165    1,114,464
                                                           -----------  -----------

  Total Costs and Expenses                                   1,340,629    2,908,471
                                                           -----------  -----------

  Loss from Operations                                        (588,720)  (1,433,842)
                                                           -----------  -----------

Other Income [Expense]:
  Interest Income                                               95,873      167,521
  Gain on Sale of Securities                                     1,518      438,527
  Loss on Sale of Assets                                        23,094     (424,996)
  Loss on Investment in Limited Partnership                 (1,208,000)          --
                                                           -----------  -----------

  Other [Expense] Income - Net                              (1,087,515)     181,052
                                                           -----------  -----------

  Net Loss                                                 $(1,676,235) $(1,252,790)
                                                           ===========  ===========

  Net Loss Per Share                                       $     (0.54) $     (1.16)
                                                           ===========  ===========

  Weighted Average Shares Outstanding                        3,133,014    1,083,699
                                                           ===========  ===========



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.



MASTER GLAZIER'S KARATE INTERNATIONAL INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------




                                        Preferred Stock          Common Stock                               Unrealized    Total
                                       Number of             Number of              Paid-in    Accumulated   Holding   Stockholders'
                                        Shares   Amount        Shares     Amount    Capital      Deficit    Gain [Loss]   Equity

  Balance - December 31, 1995               --   $      --   1,070,000   $  107   $7,388,420   $(3,310,317)   345,507  $ 4,423,717

Issuance of Preferred Stock - Net
  of Stock Issuance Costs              750,000     900,000          --       --       (7,500)           --         --      892,500

Stock Exchange Agreement              (750,000)   (900,000)  1,000,000      100      299,900            --         --     (600,000)

Paid-in Capital from Anticipated
  Exercise of Stock Options                 --          --          --       --      600,000            --         --      600,000

Net Loss for the year ended
  December 31, 1996                         --          --          --       --           --    (1,252,790)        --   (1,252,790)

Realized Gain on Marketable
  Securities                                --          --          --       --           --            --   (345,507)    (345,507)
                                        ------     -------    --------   ------      -------      --------   --------  -----------

  Balance - December 31, 1996               --          --   2,070,000      207    8,280,820    (4,563,107)        --    3,717,920

Exercise of Stock Options                   --          --   2,000,002      200          800            --         --        1,000

Stock Issuance Costs                        --          --          --       --      (43,789)           --         --      (43,789)

Net Loss for the year ended
  December 31, 1997                         --          --          --       --           --    (1,676,235)        --   (1,676,235)

Unrealized Holding Loss on
  Marketable Securities                     --          --          --       --           --            --     (7,500)      (7,500)
                                        ------     -------   ---------   ------      -------      --------   --------  -----------

  Balance - December 31, 1997               --     $    --   4,070,002   $  407   $8,237,831   $(6,239,342)  $(7,500)  $(1,991,396)
                                        ======     =======   =========   ======   ==========   ===========   =======   ===========



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.



MASTER GLAZIER'S KARATE INTERNATIONAL INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                                 Years ended
                                                                 December 31,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------
Operating Activities:
  Net Loss                                                 $(1,676,235) $(1,252,790)
                                                           -----------  -----------
  Adjustments to Reconcile Net Loss to Net
   Cash Used for Operating Activities:
   Depreciation and Amortization                                29,176      145,998
   Provision For Doubtful Accounts                             (12,455)      10,140
   Gain on Sale of Securities Available for Sale                (1,518)    (438,527)
   [Gain] Loss on Sale of Assets                                (1,835)     424,996
   Loss on Investment in Limited Partnership                 1,208,000           --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                        75,741      (28,640)
     Accrued Interest Receivable                                (7,703)          --
     Inventory                                                  29,258       15,439
     Prepaid Expenses                                            8,001       22,546
     Miscellaneous Receivable                                       --       17,299
     Cash Held in Escrow                                     1,125,000           --

  [Decrease] Increase in:
   Accounts Payable and Accrued Expenses                       (18,817)     (62,428)
   Deferred Revenue                                            (94,187)     227,021
                                                           -----------  -----------

   Total Adjustments                                         2,338,661      333,844
                                                           -----------  -----------

  Net Cash - Operating Activities                              662,426     (918,946)
                                                           -----------  -----------

Investing Activities:
  Purchase of Property and Equipment                           (12,568)    (302,286)
  Proceeds from Sale of Property and Equipment                   7,000           --
  Payments Received on Notes Receivable                         74,666           --
  Investment in Limited Partnership                                 --   (1,500,000)
  Security Deposits                                            (14,363)     (11,940)
  Start-Up Costs                                                    --        2,955
  Purchase of Securities Available for Sale                   (398,500)    (426,750)
  Proceeds From Sales of Securities Available for Sale         201,518    1,477,582
  Partnership Distribution                                          --      292,000
                                                           -----------  -----------

  Net Cash - Investing Activities                             (142,247)    (468,439)
                                                           -----------  -----------

Financing Activities:
  Stock Issuance Costs                                         (43,789)      (7,500)
                                                           -----------  -----------

  Net Increase [Decrease] in Cash and Cash Equivalents         476,390   (1,394,885)

Cash and Cash Equivalents - Beginning of Years               1,332,776    2,727,661
                                                           -----------  -----------

  Cash and Cash Equivalents - End of Years                 $ 1,809,166  $ 1,332,776
                                                           ===========  ===========


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                                        F-7


MASTER GLAZIER'S KARATE INTERNATIONAL INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                                 Years ended
                                                                 December 31,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Taxes                                                   $       --   $        --
   Interest                                                $       --   $        --

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

  During June 1997, the Company issued 10,000,000 shares [2,000,000 shares subsequent to a 1 for 5 Reverse Stock Split] of common stock for $1,000 and recorded cash in escrow of $933 and a stock subscription receivable of $67.


The Accompanying Notes are an integral Part of These Consolidated Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



[1] Nature of Operations

Master Glazier's Karate International, Inc. a Delaware corporation [the "Company"], incorporated on March 22, 1993, manages and operates Master Glazier Karate Centers located in Pennsylvania through its several wholly-owned subsidiaries. At December 31, 1997, the Company presently owns and operates two karate centers.

During December 1996, the Company entered into Asset Purchase Agreements, whereby, the Company sold substantially all of the assets of five of its karate centers in New York and New Jersey [See Note 16].

The Company is engaged in the martial arts instruction service and offers various courses on a membership basis. The Company's sales result primarily from memberships sold at each center.

[2] Summary of Significant Accounting Policies

[A] Consolidated Financial Statements - The Company's financial statements are consolidated based on the controlling financial interests of the Company. All material intercompany transactions have been eliminated.

[B] Revenue Recognition - Revenue is recognized by the Company over the term of the customer contracts. The average length of the customers contract for most belt courses is primarily 10-20 months.

[C] Accounts Receivable - The Company establishes an allowance for doubtful accounts based on historical bad debt experience. The allowance for doubtful accounts at December 31, 1997 was $6,509.

[D] Inventory - Inventory consists of martial arts products and clothing and is valued at the lower of the cost [determined on the first-in, first-out basis] or market.

[E] Net [Loss] Per Share - The net [loss] per share has been computed based upon the weighted average number of shares outstanding. No dual presentation of earnings [loss] per share is presented because inclusion of the Company's warrants and options as potential common stock would be anti-dilutive.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share"; which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended December 31, 1997, have been calculated in accordance with SFAS No. 128. Prior periods earnings per share data have been recalculated as necessary to conform prior years data to SFAS No.
128.

SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

[E] Net [Loss] Per Share [Continued] -The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The Company's options were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented; however, such options could potentially dilute basic earnings per share in the future.

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

Depreciation expense for the years ended December 31, 1997 and 1996 was $29,176 and $145,998, respectively.

[G] Cash and Cash Equivalents - The Company considers certain highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had approximately $1,797,000 of cash equivalents at December 31, 1997.

[H] Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

[I] Advertising Costs - Advertising costs are expensed as incurred. Advertising expense amounted to $45,074 and $171,121 for the years ended December 31, 1997 and 1996, respectively.

[J] Concentrations of Credit Risk - Financial instruments which potentially subject the company to concentrations of credit risk are cash and cash equivalents and accounts receivable, arising from its normal business activities. The Company establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. At December 31, 1997, the Company had no cash subject to such risk. The Company does not require collateral or other security to support financial instruments subject to credit risk.

[K] Sales Returns - Under Pennsylvania State law, the Company is required to return the unearned portion of membership fees to karate members upon the occurrence of certain events. The Company does not currently maintain a reserve account for the return of membership fees because it believes that any such reserve would be insignificant.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies [Continued]

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

[3] Marketable Securities

The Company has classified its investments in marketable securities as "Available for Sale" pursuant to Statement of Financial Accounting Standards ["SFAS"] No. 115, "Accounting For Certain Investments in Debt and Equity Securities". Such investments are required to be reported at fair value, with unrealized gains and losses shown as a separate component of stockholders equity.

Realized gains and losses are determined on the basis of sales price compared to original cost. Cost is determined under the specific identification method. During the years ended December 31, 1997 and 1996, sales proceeds and gross realized gains and losses on securities classified as available for sale were:

                                               1 9 9 7      1 9 9 6
                                               -------      -------

Sales Proceeds                               $ 201,518   $1,477,582
Gross Realized Losses                        $      --   $    9,832
Gross Realized Gains                         $   1,518   $  448,359

The net realized gains of $1,518 and $438,527 are shown on the Statements of Operations for the years ended December 31, 1997 and 1996, respectively.

During 1997, there was a $7,500 decrease in the unrealized holding loss which is reflected on the Statements of Stockholders' Equity.

[4] Notes Receivable

Notes receivable at December 31, 1997 amount to $205,334 of which $112,000 is classified as current and $93,334 as noncurrent. The notes consist of three promissory notes that the Company received pursuant to the Asset Purchase Agreements [See Note 15] in the aggregate principal amount of $280,000 and do not bear interest. The notes are to be repaid in monthly installments over a 30 month period beginning May 1, 1997. The notes are collateralized by the assets transferred to the purchasers and are personally guaranteed by the President of the purchasers. Management believes that if such repayment should not occur, that the pledged collateral and personal guarantee provided will enable the Company to receive the full principal amount. During the year ended December 31, 1997, the Company received eight payments aggregating $74,667.

[5] Deferred Revenue

Deferred revenue consists of prepaid memberships.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------


[6] Commitments

The Company occupies certain stores and office facilities under lease agreements expiring in 2009 which are classified as operating leases. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. The leases contain clauses which permit adjustments of lease payments based upon changes in the "Consumer Price Index," and additional payments for a proportionate share of real estate taxes and common area operating expenses. Rent expense, including real estate taxes, was $157,844 and $593,142 for the years ended December 31, 1997 and 1996, respectively. The Company also leases an automobile which expires in 2000 and is classified as an operating lease.

The following is an analysis of operating lease commitments assuming all renewal options are exercised.

December 31,
   1998                                $ 160,765
   1999                                  136,226
   2000                                  113,201
   2001                                  100,920
   2002                                   72,050
   Thereafter                            119,000
                                      ----------

   Total Minimum Payments Required    $  702,162

In 1997, pursuant to the Asset Purchase Agreements, the Company paid $76,375 to two of its landlords to secure the consent of the landlords to the assignment of the leases by the Company to the purchasers [See Note 15].

[7] Fair Value of Financial Instruments

Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by balance sheet classifications as of December 31, 1997:

                                       Carrying      Fair
                                        Amount       Value

Notes Receivable                       $ 205,334  $  188,195
                                       =========  ==========

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

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------




[8] Income Taxes

Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards.

The tax effects of significant items comprising the Company's net deferred tax assets as of December 31, 1997 are as follows:

Deferred Tax Assets:
  Net Operating Loss Carryforwards                      $1,330,536

Valuation Allowance for Deferred Tax Asset               1,330,536
                                                        ----------

  Net                                                   $       --
  ---                                                   ==========

The valuation allowance of $1,330,536 represents an increase of $134,113 over the preceding year. Net operating loss carryforwards of $3,913,342 expire as follows:

Years ended
  2005                                                  $    2,350
  2006                                                       2,730
  2007                                                     243,485
  2008                                                   1,307,938
  2009                                                     963,377
  2010                                                     999,011
  2011                                                     394,451
                                                        ----------

  Total                                                 $3,913,342

A reconciliation between statutory federal income tax and the effective rate of income tax expense for each of the two years during the period ended December 31, 1997 follows:

                                                   1 9 9 7     1 9 9 6
                                                   -------     -------

Statutory Federal Income Tax Rate                      (34)%       (34)%
Change in Valuation Allowance                           34%         34%
                                                   -------     -------

  Effective Income Tax Rate                             --          --
  -------------------------                        =======     =======

[9] Related Parties

Commencing April, 1, 1993, the Company entered into a lease agreement with a company affiliated with an officer of the Company. The lease was terminated as of April 30, 1996. Rent expense amounted to $8,000 for the year ended December 31, 1996.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------



[9] Related Parties [Continued]

In December 1996, the Company transferred ownership of training equipment to the President of the Company in lieu of compensation pursuant to the employment agreement. The training equipment had a net book value of $29,342.

Accrued expenses includes approximately $35,000 of accrued salary due to the President of the Company.

[10] Employment Agreement

On March 30, 1993, the Company entered into an employment agreement for a five [5] year term with Mark Glazier, President of the Company. Pursuant to the employment agreement, Mr. Glazier, received annual compensation of $380,666 and $330,395 for the years ended December 31, 1997 and 1996, respectively.

In addition, Mr. Glazier will have the option during the employment term to purchase up to 20% of the Company's common stock at $ .50 per share as long as the Company achieves certain pretax earnings commencing at $500,000 during any fiscal year.

[11] Joint Venture

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

[12] Investment in Limited Partnership

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

During the fourth quarter of 1997, the Company wrote down its investment of $1,208,000 in HEP II, L.P. to their estimated realizable value of $-0- due to the noncompliance of the general partner with the terms of the limited partnership agreement. The absence of quarterly interest payments in accordance with the partnership agreement and partnership distributions from revenues generated from motion pictures raised uncertainty to the recoverability of its investment. As a result, a $1,208,000 impairment was recorded in the consolidated statements of operations.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------


[12] Investment in Limited Partnership [Continued]

The following is an unaudited summary of HEP II, L.P. financial statements as of July 31, 1997 [latest available information] and December 31, 1996:

                                          July 31,    December 31,
                                          1 9 9 7       1 9 9 6

Current Assets                           $       --  $   10,839
Other Assets                              2,527,055   4,451,263
                                         ----------  ----------

  Total Assets                           $2,527,055  $4,462,102
  ------------                           ==========  ==========

Total Liabilities                        $  286,096  $  545,360
Partners' Capital                         2,240,959    3,916,742
                                         ----------  -----------

  Totals Liabilities and Partners' Capita$2,527,055  $4,462,102

  Film Revenue                           $1,416,540  $1,818,000
  ------------                           ==========  ==========

  Net Loss                               $ (548,639) $ (474,123)
  --------                               ==========  ==========

  Master Glazier's Karate International, Inc.
  -------------------------------------------
   Share of Partnership Loss             $       --  $       --
   -------------------------             ==========  ==========

For the years ended December 31,1997 and 1996, the general partner waived the allocation of the net loss to the limited partners and agreed to absorb HEP II, L.P.'s entire loss incurred for both periods.

[13] Stockholders' Equity

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

[B] Stock Exchange Agreement - On December 26, 1996, the Company entered into a Stock Exchange Agreement with the President of the Company and other subscribers pursuant to which the preferred stockholders exchanged an aggregate of 750,000 shares of the Company's preferred stock for 5,000,000 shares of common stock of the Company, par value $.0001 per share and 10,000,000 options each exercisable to purchase one share of common stock. The options become exercisable on April 17, 1997 at an exercise price of $.0001 per share so long as not less than 30,000,000 shares of common stock are authorized for issuance. The options were exercised on June 20, 1997.

[C] Reverse Stock Split - On March 25, 1997, the Company's stockholders approved a one for five reverse stock split of its common stock. All share data have been retroactively adjusted.

[D] Authorized Shares - On March 25, 1997, the Company's stockholders approved an amendment to the Company's articles of incorporation to increase the number of authorized shares of the Company's common stock from 15,000,000 to 40,000,000 shares.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------


[14] Stock Options and Warrants

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

The stock options issued in 1996 became fully vested at issuance and were issued at the fair market value of the underlying stock on the grant date.

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

Information pertaining to stock options as of December 31, 1997 and 1996 for the years then ended is as follows:
                                                                     Weighted
                                               Weighted               Average
                                                Average   ExercisableRemaining
                                      CommonExercise Prices  Stock  Contractual
                                      Shares   Per Share    Options    Life

Options Outstanding -
  December 31, 1995                 1,010,000   $   .30 $1,000,000     4 Years

Options Granted                         2,000       .84      2,000     9 Years
Options Granted                       130,000       .44    130,000     5 Years
Options Exercised                          --        --         --          --
Options Canceled                      (10,000)      .26         --          --
                                      -------   -------  ---------

Options Outstanding -
  December 31, 1996                 1,132,000       .32  1,132,000     4 Years

Options Granted                            --        --         --
Options Exercised                          --        --         --          --
Options Canceled                           --        --         --          --
                                      -------   -------  ---------

Options Outstanding -
  December 31, 1997                 1,132,000  $    .32  $1,132,000    3 Years
--------------------------------    =========  ========  ==========

The exercise prices of the options outstanding at December 31, 1997 range between $.30 and $.84.

No compensation cost was recognized in income during the years ended December 31, 1997 and 1996.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------



[14] Stock Plan [Continued]

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been as follows:
                                                    Years ended
                                                   December 31,
                                             1 9 9 7           1 9 9 6
                                             -------           -------
Net Loss Income:
  As Reported                               $ (383,675)     $(1,252,790)
                                            ==========      ===========

  Pro Forma                                 $ (383,675)     $(1,298,193)
                                            ==========      ===========

Loss Per Share:
  As Reported                               $     (.12)     $     (1.16)
                                            ==========      ===========

  Pro Forma                                 $     (.12)     $     (1.20)
                                            ==========      ===========

At the grant dates, the weighted average fair value of the above options were $.45 during 1996.

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

               Risk-Free      Expected       Expected         Expected
             Interest Rate      Life        Volatility        Dividends

1997              --             --             --               N/A
1996             6.31%         5 Years         125%              N/A

[15] Asset Purchase Agreements

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

[16] New Authoritative Pronouncements

     The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------




[16] New Authoritative Pronouncements [Continued]

     The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. Management is in the process of evaluating the disclosure requirements. SFAS No. 131 is not expected to have a material impact on the Company.

In February 1998, the FASB issued SFAS No. 132, "Employers Disclosure about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. The modified disclosure requirements are not expected to have a material impact on the Company's results of operations, financial position or cash flows.


              .   .   .   .   .   .   .   .   .   .   .   .   .   .

                                    PART III


Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE  ACT.

      The following persons are the current executive officers and directors.

    Name                       Age                       Position

Mark Glazier                   34          Chairman of the Board, President,
                                           Chief Financial Officer and Director

Richard A. Schechtman          35          Director

Marc Zwetchenbaum              40          Director

Lawrence D. Bruch              35          Director

Joseph Drapkin                 36          Director
----------------------

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

     MARC ZWETCHENBAUM, has served as a Director of the Company since March 1997. Mr. Zwetchenbaum has been general counsel since 1983 to Retail Recruiters/Spectra Professional Search International, Inc., a franchiser of personnel placement firms. Additionally, Mr. Zwetchenbaum has served as outside counsel for Jan-Pro, a national commercial cleaning franchisor, as well as outside counsel for two major fitness corporations. He is a member of the Massachusetts, Rhode Island and Washington, D.C. bar associations. Marc Zwentchenbaum, received his B.A., cum laude, from American University in 1979, and received his J.D. from the University of Miami School of Law in 1982.

     LAWRENCE D. BRUCH has been a director of Master Glazier's Karate International, Inc. (the "Company") since February 1998. Mr. Bruch is currently the President of Scene Saver USA, Inc., a computer company specializing in scenic screen savers. From 1987 until 1992, Mr. Bruch was the Chairman of the Board and President of Infopro Incorporated, a management information systems
(MIS) consulting firm. Mr. Bruch graduated from Syracuse University in 1985, and thereafter, worked for the Micro Computer Resource Center of American Express.

     JOSEPH   DRAPKIN   has  been  a  director   of  Master   Glazier's   Karate
International, Inc. (the "Company") since February 1998. Since 1994, Mr. Drapkin has been the President of A.M.A

     Management, Inc., a company involved in the business and real estate management in the Bethesda, MD area. Additionally, in October 1994 Mr. Drapkin co-founded the Bethesda Martial Arts Academy. From 1991 through 1994, Mr. Drapkin represented various Fortune 500 corporations in Kuwait following the Gulf War. Mr. Drapkin attended American University from 1979 until 1983.

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

    Except as provided below, to the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended December 31, 1997, all Section 16(a)filing requirement applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

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



                           SUMMARY COMPENSATION TABLE


                                    Annual Compensation Long-Term Compensation

                                                            Awards              Payouts

                                                            Securities
                                                            Underlying          All Other
Name and Principal Position   Year   Salary ($)     Bonus   Options/SARs (#)   Compensation
           (a)                (b)      (c)           (d)         (g)               (i)

Mark Glazier, President
and Chairman of the Board 1997     $ 380,666
                          1996     $ 330,395

                          1995     $ 284,549               1,000,000

All Executive Officers
 as a Group (1 person)    1997
                          1996     $ 330,395
                          1995     $ 284,549               1,000,000

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

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

     The following table sets forth information as of March 31, 1998 with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) any holder of more than five (5%) percent of the outstanding shares; and (ii) the Company's officers and directors; and (iii) the directors and officers of the Company as a group.

                            Number of Shares           Percentage (%)
Name and Address             of Common Stock              of Class
of Beneficial Owner       Beneficially Owned(1)       Outstanding (2)

Mark Glazier (3)                    2,050,200 (4)            48.0
c/o Master Glazier's
  Karate International, Inc.
377 Hoes Lane
Piscataway, NJ  08854

Fair Lane, LLC                       900,000                 22.1
6900 N. Andrews Avenue
Suite 500
Fort Lauderdale, FL 33309

Richard A. Schectman(5)             15,000(6)                  *
c/o Master Glazier's
  Karate International, Inc.
377 Hoes Lane
Piscataway, NJ  08854

Marc Zwetchenbaum(5)                    0                     0.0
c/o Master Glazier's
  Karate International, Inc.
377 Hoes Lane
Piscataway, NJ  08854

Lawrence D. Bruch(5)                   0                      0.0
c/o Master Glazier's
  Karate International, Inc.
377 Hoes Lane
Piscataway, NJ  08854

Joseph Drapkin(5)                       0                     0.0
c/o Master Glazier's
  Karate International, Inc.
377 Hoes Lane
Piscataway, NJ  08854

Directors and Officers              2,065,200(4)(6)          48.2
 as a Group (5 persons)

* Indicates beneficial ownership of less than 1%.
(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (4) to Item 403 of Regulation S-B of the Securities Exchange Act.
(2) Percentage of Class based upon 4,070,002 shares of Common Stock outstanding on the Record Date. (3) Mr. Glazier is the Chairman of the Board, President and Chief Financial Officer of the Company. (4) Includes 200,000 shares of Common Stock issuable to Mr. Glazier upon the exercise of an option held by him at an exercise price of $.30 per  share.  See "Certain Transactions".
(5)  Director.
(6) Includes 15,000 shares of Common Stock issuable to Mr. Schechtman upon the exercise of an option held by him at an exercise price of $0.38 per share.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

     On June 30, 1997, the Preferred Stockholders exercised all of the Investor Options, resulting in the issuance of an aggregate of 2,000,000 post-reverse split shares of Common Stock for the aggregate exercise price of $1,000.

                                    PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 10-KSB

(a)(1)  Financial Statements.

     The following Financial Statements are included in Part II, Item 7:

Independent Auditor's Report                                      F-2

Consolidated Balance Sheet as of December 31, 1997                F-3 - F-4

Consolidated Statements of Operations for the years ended
  December 31, 1997 and 1996                                      F-5

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1997 and 1996                                       F-6

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997 and 1996                                      F-7 - F-8

Notes to Financial Statements                                     F-9 - F-18


(a) (2)   Financial Statement Schedules

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

   10.14*   Amendment to Bridge Loan Agreement between the Company and Don
            Jen, Inc.

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

-----

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

Dated:Piscataway, New Jersey
      April 15, 1998
                            MASTER GLAZIER'S KARATE INTERNATIONAL, INC.


                            By:/s/ Mark Glazier
                               ----------------------------------------
                          Name: Mark Glazier
                         Title: President and Chief Financial Officer


      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Signature                  Title                         Date


/s/ Mark Glazier                 President, Chief Financial    April 15, 1998
---------------------------      Officer and Director
Mark Glazier


/s/ Richard Schechtman           Director                      April 15, 1998
---------------------------
Richard Schechtman


/s/ Marc Zwetchenbaum            Director                      April 15, 1998
---------------------------
Marc Zwetchenbaum


/s/ Joseph Drapkin               Director                      April 15, 1998
---------------------------
Joseph Drapkin


/s/ Lawrence Bruch               Director                      April 15, 1998
----------------------------
Lawrence Bruch