Form 10QSB
period 1998-03-31
MASTER GLAZIERS KARATE INTERNATIONAL INC
filed 1998-05-22
CIK 906249

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     March 31, 1998   Commission File Number   0-23236-NY

                   MASTER GLAZIER'S KARATE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                  22-3234110
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)              Identification No.)

            500 N. Broadway, Suite 240
            Jericho, New York                                  11753
   (Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code: (516) 932-2201

         Piscataway Center, 377 Hoes Lane, Piscataway, New Jersey 08854 (Former name,former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No

As of May 15, 1998 there were 4,070,002 shares of $.0001 par value common stock outstanding.

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

Signature Page................................................... 7




                        .   .   .   .   .   .   .   .   .

Item 1:  Financial Statements

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1998.
[UNAUDITED]
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash and Cash Equivalents                                   $ 1,246,645
  Cash Held in Escrow                                                 933
  Marketable Securities                                           190,000
  Accounts Receivable - Net                                        49,564
  Inventory                                                       380,630
  Prepaid Expenses and Miscellaneous Receivables                    7,718
  Notes Receivable - Current Portion                              102,646
  Accrued Interest                                                  7,703
                                                              -----------

  Total Current Assets                                          1,985,839
                                                              -----------
Property and Equipment:
  Office Equipment                                                 63,567
  Furniture and Fixtures                                           84,254
  Leasehold Improvements                                          100,210
  Vehicles                                                         32,558
                                                              -----------

  Total - At Cost                                                 280,589
  Less: Accumulated Depreciation                                  179,427
                                                              -----------
  Property and Equipment - Net                                    101,162
                                                              -----------

Other Assets:
  Security Deposits                                                70,434
  Notes Receivable - Long-Term                                     93,334
                                                              -----------
  Total Other Assets                                              163,768
                                                              -----------
  Total Assets                                                $ 2,250,769
                                                              ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1998.
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable and Accrued Expenses                           $   100,401
  Deferred Revenue                                                    133,083
                                                                  -----------

  Total Current Liabilities                                           233,484

Long-Term Liability:
  Deferred Revenue                                                     68,559
                                                                  -----------
  Total Liabilities                                                   302,043

Commitments and Contingencies                                              --

Stockholders' Equity:
  Preferred Stock, No Par Value; 1,000,000 Shares Authorized               --

  Common Stock, $.0001 Par Value; 40,000,000 Shares
   Authorized, 4,070,002 Issued and Outstanding                           407

  Paid-in Capital                                                   8,237,831

  Unrealized Holding Loss                                              (8,500)

  Accumulated Deficit                                              (6,281,012)
                                                                  -----------
  Total Stockholders' Equity                                        1,948,726
                                                                  -----------
  Total Liabilities and Stockholders' Equity                      $ 2,250,769
                                                                  ===========



The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                                     Three months ended
                                                           March 31,
                                                     1 9 9 8       1 9 9 7
                                                     -------       -------

Net Sales                                          $  191,890   $   190,581
                                                   ----------   -----------

Costs and Expenses:
  Costs of Accessories Sold                            11,320         7,817
  Salaries and Payroll Taxes                          143,241       143,211
  Rent Expense                                         41,317        40,999
  Other General and Administrative Expenses            68,809       108,750
                                                   ----------   -----------

  Total Costs and Expenses                            264,687       300,777
                                                   ----------   -----------

  [Loss] from Operations                              (72,797)     (110,196)
                                                   ----------   -----------

Other Income [Expense]:
  Interest Income                                      31,127        20,494
  Lease Cancellation Fee                                   --       (76,707)
  Gain on Sale of Assets                                   --         1,836
                                                   ----------   -----------

  Other Income [Expense] - Net                         31,127       (54,377)
                                                   ----------   -----------

  [Loss] Before Federal and State Taxes               (41,670)     (164,573)

Provision for Income Taxes                                 --            --
                                                   ----------   -----------

  Net [Loss]                                       $  (41,670)  $  (164,573)
                                                   ==========   ===========

  Net [Loss] Income Per Share                      $     (.01)  $      (.08)
                                                   ==========   ===========

  Weighted Average Shares Outstanding               4,070,000     2,070,000
                                                   ==========   ===========



The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                         Three months ended
                                                               March 31,
                                                         1 9 9 8       1 9 9 7
                                                         -------       -------
Operating Activities:
  Net [Loss]                                           $  (41,670)  $  (164,573)
                                                       ----------   -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Depreciation and Amortization                            7,294         9,987
   [Gain] on Sale of Assets                                    --        (1,836)

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                  (35,067)       22,232
     Inventory                                           (368,300)        7,600
     Prepaid Expenses                                         522        (9,874)

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                (56,725)       33,184
     Deferred Revenue                                     (60,951)      (38,382)
                                                       ----------   -----------

   Total Adjustments                                     (513,227)       22,911
                                                       ----------   -----------

  Net Cash - Operating Activities                        (554,897)     (141,662)
                                                       ----------   -----------

Investing Activities:
  Purchase of Property and Equipment                           --        (1,943)
  Proceeds from Sale of Property and Equipment                 --         7,000
  Payments Received on Notes Receivable                     9,354            --
  Security Deposits                                       (16,978)          637
                                                       ----------   -----------

  Net Cash  - Investing Activities                         (7,624)        5,694
                                                       ----------   -----------

Financing Activities:
  Proceeds from Stock Exchange Agreement                       --       900,000
                                                       ----------   -----------

  Net [Decrease] Increase in Cash and Cash Equivalents   (562,521)      764,032

Cash and Cash Equivalents - Beginning of Periods        1,809,166     1,332,776
                                                       ----------   -----------

  Cash and Cash Equivalents - End of Periods           $1,246,645   $ 2,096,808
                                                       ==========   ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


[1] Summary of Significant Accounting Policies

Significant accounting policies of Master Glazier's International, Inc. and subsidiaries are set forth in the Company's Form 10-KSB for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

[2] Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for completed financial statements. In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at March 31, 1998 and the results of their operations and their cash flows for the three month periods ended March 31, 1998 and 1997. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 1997 included in the Master Glazier's Karate International, Inc. Form 10-KSB.

Earnings per share for the three months ended March 31, 1998 were not adjusted for the exercise of options and warrants outstanding since their assumed exercise would be anti-dilutive.

[3] Asset Purchase Agreement

During March 1997, the Company completed its closing on the sale of substantially all of the assets of five of its karate centers located in New Jersey and New York to Tiger Shulmann's Karate ["TSK"]. In consideration for the purchase of the assets, TSK paid the Company an aggregate of $505,000 at closing, consisting of $225,000 in cash, and an aggregate of $280,000 in three promissory notes.

[4] Subsequent Events

On  April  15,  1998,   Master   Glazier's  Karate   International,   Inc.  [the
"Registrant"] was advised by the NASDAQ Stock Market that it failed to meed the continued listing requirements of the NASDAQ Stock Market.

In April 1998, the Registrant commenced operating a new vitamin and nutritional supplement business [the "Supplement Business"] based in Plainview, New York, the Supplement Business intends to distribute, market and sell vitamins, nutritional supplements and non-pharmaceutical over-the-counter products to both wholesale and retail markets as well as acting as a fulfillment center for the distribution of nutritional products, for the third party companies.

The Company is currently moving its offices from its current address in Jericho, New York to Plainview, New York. The Company has entered into a 3-year lease with an initial annual rent of $106,452 with 4% annual increases.




                        .   .   .   .   .   .   .   .   .

Item 2:

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------



For the Three Months Ended March 31, 1998 as Compared to Three Months Ended March 31, 1997

The Company's sales for the three months ended March 31, 1998 were $191,890. The sales include membership and other goods sold at two of the Company's Karate Centers. The amount of other goods sold at the Karate Centers amounted to $18,041.

At March 31, 1997, the Company had sales of $190,581. The sales resulted primarily from memberships sold at the Karate Centers; $14,322 resulted from the sale of other goods.

Sales for the two schools remained relatively constant for 1997 and 1998.

The net [loss] for the three months ended March 31, 1998 and 1997 was $(41,670) and $(164,573), respectively.

General and administrative expenses decreased by $39,593 for the three month period ended March 31, 1998 compared to March 31, 1997. The decrease was based on the decrease in operating expenses pertaining to the five karate centers which were sold.

The major components of general and administrative expenses for the periods discussed are as follows:

                                                     March 31,
                                                1 9 9 8     1 9 9 7

Salaries and Payroll Taxes                   $  143,241  $  143,211
Rent                                             41,317      40,999
Other General and Administrative Expenses        68,809     108,750
                                             ----------  ----------

  Totals                                     $  253,367  $  292,960
  ------                                     ==========  ==========

Liquidity and Capital Resources

Cash and cash equivalents [decreased]/increased for the three months ended March 31, 1998 and 1997 by $(562,521) and $764,032, respectively. Cash and cash equivalents utilized for operations for the three months ended March 31, 1998 and 1997 was $554,897 and $141,662, respectively.

Cash and cash equivalents from investing activities for the three months ended March 31, 1998 and 1997 was $(7,624) and $5,694, respectively.

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



                                  Master Glazier's Karate International, Inc.





Date: May 22, 1998                By: /s/ Mark Glazier
                                      ----------------
                                      Mark Glazier, Chief Financial Officer