Form 10QSB
period 1998-06-30
MASTER GLAZIERS KARATE INTERNATIONAL INC
filed 1998-08-17
CIK 906249

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     June 30, 1998   Commission File Number      0-23236-NY

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

                              Yes   X      No

As of August 15, 1998 there were 4,070,002 shares of $.0001 par value common stock outstanding.

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

Signature Page................................................... 7




                        .   .   .   .   .   .   .   .   .

Item 1:  Financial Statements

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1998.
[UNAUDITED]
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash and Cash Equivalents                                     $   688,987
  Cash Held in Escrow                                                   933
  Marketable Securities                                             165,000
  Accounts Receivable - Net                                          80,722
  Inventory                                                         507,317
  Prepaid Expenses and Miscellaneous Receivables                      8,313
  Notes Receivable - Current Portion                                102,646
  Accrued Interest                                                    7,703
                                                                -----------

  Total Current Assets                                            1,561,621

Property and Equipment:
  Office Equipment                                                   72,903
  Furniture and Fixtures                                             84,854
  Leasehold Improvements                                            103,385
  Vehicles                                                           32,558
                                                                -----------

  Total - At Cost                                                   293,700
  Less: Accumulated Depreciation                                    186,927

  Property and Equipment - Net                                      106,773
                                                                -----------

Other Assets:
  Loan Receivable - Officer                                         346,070
  Security Deposits                                                  74,649
  Notes Receivable - Long-Term                                       93,334
                                                                -----------

  Total Other Assets                                                514,053

  Total Assets                                                  $ 2,182,447
                                                                ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1998.
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable and Accrued Expenses                           $   223,837
  Deferred Revenue                                                    134,100
                                                                  -----------

  Total Current Liabilities                                           357,937

Long-Term Liability:
  Deferred Revenue                                                     59,934

  Total Liabilities                                                   417,871

Commitments and Contingencies                                              --

Stockholders' Equity:
  Preferred Stock, No Par Value; 1,000,000 Shares Authorized               --

  Common Stock, $.0001 Par Value; 40,000,000 Shares
   Authorized, 4,070,002 Issued and Outstanding                           407

  Paid-in Capital                                                   8,237,831

  Unrealized Holding Loss                                              (8,500)

  Accumulated Deficit                                              (6,465,162)

  Total Stockholders' Equity                                        1,764,576

  Total Liabilities and Stockholders' Equity                      $ 2,182,447
                                                                  ===========



The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                Three months ended        Six months ended
                                     June 30,                  June 30,
                                     --------                  --------
                                1 9 9 8     1 9 9 7      1 9 9 8       1 9 9 7
                                -------     -------      -------       -------

Net Sales                    $   132,030 $   176,245   $  323,920   $   366,826
                             ----------- -----------   ----------   -----------

Cost and Expenses:
  Cost of Accessories Sold        19,831       9,136       31,151        16,954
  Salaries and Payroll Taxes     156,493     142,877      299,734       286,088
  Rent Expense                    23,975      39,265       65,292        80,264
  Other General and
   Administrative Expenses       126,346      92,251      195,155       201,001
                             ----------- -----------   ----------   -----------

  Total Costs and Expenses       326,645     283,529      591,332       584,307
                             ----------- -----------   ----------   -----------

  [Loss] from Operations        (194,615)   (107,284)    (267,412)     (217,481)
                             ----------- -----------   ----------   -----------

Other Income [Expense]:
  Interest Income                 10,464      69,136       41,592        89,630
   Lease Cancellation Fee             --          --           --       (76,707)
  Gain on Sale of Securities          --       6,600           --         8,437
                             ----------- -----------   ----------   -----------

  Other Income - Net              10,464      75,736       41,592        21,360
                             ----------- -----------   ----------   -----------

  [Loss] Before Federal and
   State Taxes                  (184,151)    (31,548)    (225,820)     (196,121)

Provision for Income Taxes            --          --           --            --
                             ----------- -----------   ----------   -----------

  Net [Loss]                 $  (184,151)$   (31,548)  $ (225,820)  $  (196,121)
                             =========== ===========   ==========   ===========

  Net [Loss] Per Share       $      (.05)$      (.01)  $     (.06)  $      (.05)
                             =========== ===========   ==========   ===========

  Weighted Average Shares
   Outstanding                 4,070,000   4,070,000    4,070,000     4,070,000
                             =========== ===========   ==========   ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                           Six months ended
                                                               June 30,
                                                         1 9 9 8       1 9 9 7
                                                         -------       -------
Operating Activities:
  Net [Loss]                                           $ (225,820)  $  (196,121)
                                                       ----------   -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Depreciation and Amortization                           14,794        19,974
   [Gain] on Sale of Assets                                    --        (1,836)

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                  (66,225)      (92,740)
     Inventory                                           (494,987)        5,500
     Prepaid Expenses                                         (73)      (42,851)

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                 66,711        (5,354)
     Deferred Revenue                                     (68,559)       92,880
                                                       ----------   -----------

   Total Adjustments                                     (548,339)      (24,427)
                                                       ----------   -----------

  Net Cash - Operating Activities                        (774,159)     (220,548)
                                                       ----------   -----------

Investing Activities:
  Purchase of Securities Available for Sale                    --      (403,000)
  Loans to Officer                                       (396,070)           --
  Officer Loan Repayment                                   50,000            --
  Purchase of Property and Equipment                      (13,111)       (1,943)
  Proceeds from Sale of Assets                             25,000       232,000
  Payments Received on Notes Receivable                     9,354        18,667
  Security Deposits                                       (21,193)      (14,363)
                                                       ----------   -----------

  Net Cash  - Investing Activities                       (346,020)     (168,639)
                                                       ----------   -----------

Financing Activities:
  Proceeds from Stock Exchange Agreement                       --       900,000
  Stock Issuance Costs                                         --       (43,789)
                                                       ----------   -----------

  Net Cash - Financing Activities                              --       856,211
                                                       ----------   -----------

  Net [Decrease] Increase in Cash and Cash Equivalents (1,120,179)      467,024

Cash and Cash Equivalents - Beginning of Periods        1,809,166     1,332,776
                                                       ----------   -----------

  Cash and Cash Equivalents - End of Periods           $  688,987   $ 1,799,800
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

[2] Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for completed financial statements. In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at June 30, 1998, and the results of its operations for the three and six months then ended and its cash flows for the six months then ended. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 1997 included in the Master Glazier's Karate International, Inc.
Form 10-KSB.

Earnings per share for the six months ended June 30, 1998 were not adjusted for the exercise of options and warrants outstanding since their assumed exercise would be anti-dilutive.

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

[4] Other Events

On  April  15,  1998,   Master   Glazier's  Karate   International,   Inc.  [the
"Registrant"] was advised by the NASDAQ Stock Market that it failed to meed the continued listing requirements of the NASDAQ Stock Market.

In April 1998, the Registrant commenced operating a new vitamin and nutritional supplement business [the "Supplement Business"] based in New York, the Supplement Business intends to distribute, market and sell vitamins, nutritional supplements and non-pharmaceutical over-the-counter products to both wholesale and retail markets as well as acting as a fulfillment center for the distribution of nutritional products, for the third party companies.

The Company has relocated its offices from Piscataway, New Jersey to Jericho, New York. The Company entered into a 3-year lease with an initial annual rent of $106,452 with 4% annual increases.




                        .   .   .   .   .   .   .   .   .

Item 2:

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Results of Operations

The Company's sales for the six months ended June 30, 1998 were $323,920. The sales include membership and goods sold at two of the Company's Karate Centers and revenues generated from the distribution of nutritional products. The amount of revenues earned from membership tuition was $297,692.

At June 30, 1997, the Company had sales of $366,826. The sales resulted primarily from memberships sold at the Karate Centers; $33,381 resulted from the sale of other goods.

The net [loss] for the six months ended June 30, 1998 and 1997 was $(225,820) and $(196,121), respectively.

The major components of general and administrative expenses for the periods discussed are as follows:

                                                     June 30,
                                               1 9 9 8     1 9 9 7

Salaries and Payroll Taxes                   $  299,734  $  286,088
Rent                                             65,292      80,264
Other General and Administrative Expenses       195,155     201,001
                                             ----------  ----------

  Totals                                     $  560,181  $  567,353
  ------                                     ==========  ==========

Liquidity and Capital Resources

Cash and cash equivalents [decreased]/increased for the six months ended June 30, 1998 and 1997 by $(1,120,179) and $467,024, respectively. Cash and cash equivalents utilized for operations for the six months ended June 30, 1998 and 1997 was $774,159 and $220,548, respectively.

Cash and cash equivalents from investing activities for the six months ended June 30, 1998 and 1997 was $346,020 and $168,639, respectively. During 1998, advances were made to an officer of the Company totaling $396,000.

Cash and cash equivalents from financing activities for the six months ended June 30, 1997 was $856,211. This was a result of the net proceeds from the Stock Exchange Agreement.

SIGNATURE
------------------------------------------------------------------------------




      Pursuant to the requirements of the Securities Exchange Act of 1994, the Registrant has duly caused this report on form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Master Glazier's Karate International, Inc.





Date: August 17, 1998              By: /s/ Mark Glazier
                                       ----------------
                                       Mark Glazier, Chief Financial Officer