Form 10QSB
period 1998-09-30
MASTER GLAZIERS KARATE INTERNATIONAL INC
filed 1998-11-19
CIK 906249

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended September 30, 1998  Commission File Number  0-23236-NY

                   MASTER GLAZIER'S KARATE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                     22-3234110
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)

            79 Express Street
            Plainview, New York                                11803
  (Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code: (516) 942-0860

                   500 N. Broadway, Suite 240, Jericho, New York 11753
             (Former name, former address and former fiscal year, if
                          changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No

As of November 15, 1998 there were 4,070,002 shares of $.0001 par value common stock outstanding.

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

Item 2:Management's Discussion and Analysis of Financial Condition
       and Results of Operations................................. 6.....7

Signature Page................................................... 8




                        .   .   .   .   .   .   .   .   .

Item 1:  Financial Statements

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1998.
[UNAUDITED]
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash and Cash Equivalents                                         $   567,933
  Cash Held in Escrow                                                       933
  Marketable Securities                                                 167,200
  Accounts Receivable - Net                                              72,162
  Inventory                                                             587,785
  Prepaid Expenses and Miscellaneous Receivables                         19,338
                                                                    -----------

  Total Current Assets                                                1,415,351

Property and Equipment:
  Office Equipment                                                       72,903
  Furniture and Fixtures                                                 86,122
  Leasehold Improvements                                                103,385
  Vehicles                                                               32,558
                                                                    -----------

  Total - At Cost                                                       294,968
  Less: Accumulated Depreciation                                        194,427

  Property and Equipment - Net                                          100,541
                                                                    -----------

Other Assets:
  Loan Receivable - Officer                                             321,070
  Security Deposits                                                      74,860

  Total Other Assets                                                    395,930

  Total Assets                                                      $ 1,911,822
                                                                    ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1998.
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable and Accrued Expenses                          $   255,407
  Deferred Revenue                                                   134,100
                                                                 -----------

  Total Current Liabilities                                          389,507

Long-Term Liability:
  Deferred Revenue                                                    59,934

  Total Liabilities                                                  449,441

Commitments and Contingencies                                             --

Stockholders' Equity:
  Preferred Stock, No Par Value; 1,000,000 Shares Authorized              --

  Common Stock, $.0001 Par Value; 40,000,000 Shares
   Authorized, 4,070,002 Issued and Outstanding                          407

  Paid-in Capital                                                  8,237,831

  Unrealized Holding Loss                                             (7,480)

  Accumulated Deficit                                             (6,768,377)

  Total Stockholders' Equity                                       1,462,381

  Total Liabilities and Stockholders' Equity                     $ 1,911,822
                                                                 ===========



The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                    Three months ended        Nine months ended
                                       September 30,             September 30,
                                       -------------             -------------
                                    1 9 9 8     1 9 9 7      1 9 9 8       1 9 9 7
                                    -------     -------      -------       -------

Net Sales                        $   161,366 $   148,450   $  485,286   $   515,276
                                 ----------- -----------   ----------   -----------

Cost and Expenses:
  Cost of Accessories Sold            33,323       6,330       64,474        23,284
  Salaries and Payroll Taxes         134,217     131,523      433,951       417,611
  Rent Expense                        48,942      38,625      114,234       118,889
  Other General and Administrative
   Expenses                           60,397      79,596      255,552       280,597
                                 ----------- -----------   ----------   -----------

  Total Costs and Expenses           276,879     256,074      868,211       840,381
                                 ----------- -----------   ----------   -----------

  [Loss] from Operations            (115,513)   (107,624)    (382,925)     (325,105)
                                 ----------- -----------   ----------   -----------

Other Income [Expense]:
  Interest Income                      8,278      48,795       49,870       138,425
   Lease Cancellation Fee                 --          --           --       (76,707)
  Gain on Sale of Securities              --       2,095           --        10,532
  Bad Debts                         (195,980)         --     (195,980)           --
                                 ----------- -----------   ----------   -----------

  Other Income [Expense] - Net      (187,702)     50,890     (146,110)       72,250
                                 ----------- -----------   ----------   -----------

  [Loss] Before Federal and
   State Taxes                      (303,215)    (56,734)    (529,035)     (252,855)

Provision for Income Taxes                --          --           --            --
                                 ----------- -----------   ----------   -----------

  Net [Loss]                     $  (303,215)$   (56,734)  $ (529,035)  $  (252,855)
                                 =========== ===========   ==========   ===========

  Net [Loss] Per Share           $      (.07)$      (.01)  $     (.13)  $      (.06)
                                 =========== ===========   ==========   ===========

  Weighted Average Shares
   Outstanding                     4,070,002   4,070,002    4,070,002     4,070,002
                                 =========== ===========   ==========   ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                           Nine months ended
                                                             September 30,
                                                         1 9 9 8       1 9 9 7
                                                         -------       -------
Operating Activities:
  Net [Loss]                                           $ (529,035)  $  (252,855)
                                                       ----------   -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Depreciation and Amortization                           22,294        29,891
   [Gain] on Sale of Assets                                    --        (1,836)
   Bad Debts                                              195,980            --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                  (57,665)      (25,211)
     Inventory                                           (575,455)        5,499
     Prepaid Expenses                                     (11,098)      (77,710)
     Accrued Interest Receivable                            7,703            --

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                 98,281       (66,956)
     Deferred Revenue                                     (68,559)       34,008
                                                       ----------   -----------

   Total Adjustments                                     (388,519)     (102,315)
                                                       ----------   -----------

  Net Cash - Operating Activities                        (917,554)     (355,170)
                                                       ----------   -----------

Investing Activities:
  Purchase of Securities Available for Sale                    --      (405,500)
  Loans to Officer                                       (396,070)           --
  Officer Loan Repayments                                  75,000            --
  Investment in Limited Partnership                            --        15,295
  Purchase of Property and Equipment                      (14,379)       (1,943)
  Proceeds from Sale of Assets                             23,820       232,000
  Payments Received on Notes Receivable                     9,354        46,666
  Security Deposits                                       (21,404)      (14,363)
                                                       ----------   -----------

  Net Cash  - Investing Activities                       (323,679)     (127,845)
                                                       ----------   -----------

Financing Activities:
  Proceeds from Stock Exchange Agreement                       --       900,000
  Stock Issuance Costs                                         --       (43,789)
                                                       ----------   -----------

  Net Cash - Financing Activities                              --       856,211
                                                       ----------   -----------

  Net [Decrease] Increase in Cash and Cash Equivalents (1,241,233)      373,196

Cash and Cash Equivalents - Beginning of Periods        1,809,166     1,332,776
                                                       ----------   -----------

  Cash and Cash Equivalents - End of Periods           $  567,933   $ 1,705,972
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

[2] Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for completed financial statements. In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at September 30, 1998, and the results of its operations for the three and nine months then ended and its cash flows for the nine months then ended. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 1997 included in the Master Glazier's Karate International, Inc. Form 10-KSB.

Earnings per share for the nine months ended September 30, 1998 were not adjusted for the exercise of options and warrants outstanding since their assumed exercise would be anti-dilutive.

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

The remaining unpaid balance on the promissory notes of $195,980 was fully reserved at September 30, 1998.

[4] Other Events

On  April  15,  1998,   Master   Glazier's  Karate   International,   Inc.  [the
"Registrant"] was advised by the NASDAQ Stock Market that it failed to meed the continued listing requirements of the NASDAQ Stock Market.

In April 1998, the Registrant commenced operating a new vitamin and nutritional supplement business [the "Supplement Business"] based in New York, the Supplement Business intends to distribute, market and sell vitamins, nutritional supplements and non-pharmaceutical over-the-counter products to both wholesale and retail markets as well as acting as a fulfillment center for the distribution of nutritional products, for third party companies.

The Company is relocating its offices from Jericho, New York to Plainview, New York. The Company entered into a 3-year lease with an initial annual rent of $101,858 with 4% annual increases.

The Company is currently entering into agreements to sell its two remaining karate centers located in Pennsylvania.


                        .   .   .   .   .   .   .   .   .

Item 2:

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Results of Operations

Revenues for the nine months ended September 30, 1998 were $485,286 as compared with $515,276 for the nine months ended September 30, 1997. The Company reported a net [loss] for the nine months ended September 30, 1998 and 1997 of $(529,035) and $(252,855), respectively. The increase in the net loss is mainly attributed to the Company's decision to fully reserve the notes receivable due from Tiger Shulmann's Karate. This event accounted for $195,980 of the net loss at September 30, 1998. The Company has also made a decision to divest itself from the martial arts business and devote its operations and resources to the vitamin and nutritional supplement business. The Company intends to distribute, market and sell vitamins, nutritional supplements and non-pharmaceutical over-the-counter products to both wholesale and retail markets as well as acting as a fulfillment center for the distribution of nutritional products, for third party companies. For the nine months ended September 30, 1998, the Company had revenues of $82,851 from these activities.

The major components of general and administrative expenses for the periods discussed are as follows:

                                                   September 30,
                                                1 9 9 8     1 9 9 7

Salaries and Payroll Taxes                   $  433,951  $  417,611
Rent                                            114,234     118,889
Other General and Administrative Expenses       255,552     280,597
                                             ----------  ----------

  Totals                                     $  803,737  $  817,097
  ------                                     ==========  ==========

Liquidity and Capital Resources

Cash and cash equivalents [decreased]/increased for the nine months ended September 30, 1998 and 1997 by $(1,241,233) and $373,196, respectively. Cash and cash equivalents utilized for operations for the nine months ended September 30, 1998 and 1997 was $917,554 and $355,170, respectively.

Cash and cash equivalents used in investing activities for the nine months ended September 30, 1998 and 1997 was $323,679 and $127,845, respectively. During 1998, advances were made to an officer of the Company totaling $396,000.

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

MASTER GLAZIER'S KARATE INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Year 2000

Many existing computer systems, including certain of the Company's internal systems, use only the last two digits to identify years in the date field. As a result, these computer systems do not properly recognize a year that begins with "20" instead of the familiar "19," or may not function properly with years later than 1999. If not corrected, many computer applications could fail or create erroneous results. This is generally referred to as the "Year 2000" or "Y2K" issue. Computer systems that are able to deal correctly with dates after 1999 are referred to as "Year 2000 compliant."

With respect to the Company's internal systems and operations, its main internal computer system, which processes information to prepare inventories, purchase orders, invoices and accounting functions is Y2K compliant. To date, the Company is currently determining whether to update or replace other internal computer systems to ensure compliance. The costs involved in such an update and/or replacement have not yet been estimated. As of the filing of this report, the Company has not prepared a contingency plan and will assess the need for such a plan when sufficient information has been provided by third parties with whom the Company has a material relationship. The Company learned from the product vendors and suppliers with whom it has a material relationship that they are Y2K compliant. The Company is currently in the process of ascertaining whether its internal systems other than its computer systems, and other suppliers are Y2K compliant. Because of the uncertainties involved, pending receipt of this information, it is not possible to estimate the effect upon the Company, for example, the amount of lost revenues, if its material vendors, suppliers and customers were not Y2K compliant.

SIGNATURE
------------------------------------------------------------------------------




      Pursuant to the requirements of the Securities Exchange Act of 1994, the Registrant has duly caused this report on form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Master Glazier's Karate International, Inc.





Date: November 19, 1998             By: /s/ Mark Glazier
                                        ---------------------------------
                                        Mark Glazier, Chief Financial Officer